Form 10-Q
period 2009-09-30
SMSA Palestine Acquistion Corp.
filed 2009-11-03
CIK 1440476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

  ☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:    October 30, 2009: 500,004

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

SMSA Palestine Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2009

Part IItem 1 - Financial Statements

SMSA Palestine Acquisition Corp.

(a development stage company)

Balance Sheets

September 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$--	$--

Total current assets	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$--	$--
Due to majority stockholder	22,280	10,963

Total Liabilities	22,280	10,963

Commitments and Contingencies

Stockholders' deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
500,004 shares issued and outstanding	500	500
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(23,280)	(11,963)

Total Stockholders' Deficit	(22,280)	(10,963)

Total Liabilities and Stockholders’ Deficit	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.

(a development stage company)

Statements of Operations and Comprehensive Loss

Nine and Three months ended September 30, 2009 and 2008 and

Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2009

(Unaudited)

					Period from
					August 1, 2007
	Nine months	Nine months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenues	$--	$--	$--	$--	$--

Operating expenses
Reorganization costs	--	3,081	--	--	3,581
Professional fees	9,060	6,636	1,000	6,636	16,743
General and
administrative expenses	2,257	699	200	450	2,956

Total operating expenses	11,317	10,416	1,200	7,086	23,280

Income from operations	(11,317)	(10,416)	(1,200)	(7,086)	(23,280)

Provision for income taxes	--	--	--	--	--

Net loss	(11,317)	(10,416)	(1,200)	(7,086)	(23,280)

Other comprehensive income	--	--	--	--	--

Comprehensive loss	$(11,317)	$(10,416)	$(1,200)	$(7,086)	$(23,280)

Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	$(0.02)	$(0.02)	$(0.00)	$(0.01)	$(0.05)

Weighted-average number
of shares of common
stock outstanding - basic
and fully diluted	500,004	500,004	500,004	500,004	500,004

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.

(a development stage company)

Statements of Cash Flows

Nine months ended September 30, 2009 and 2008 and

Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2009

(Unaudited)

			Period from
			August 1, 2007
	Nine months	Nine months	(date of bankruptcy
	ended	ended	settlement) through
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(11,317)	$(10,416)	$(23,280)
Adjustments to reconcile net loss
to net cash provided by
operating activities	--	--	--

Net cash used in operating activities	(11,317)	(10,416)	(23,280)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	1,000	1,000
Cash advanced by stockholder	11,317	9,416	22,280

Net cash provided by financing activities	11,317	10,416	23,280

Increase in Cash	--	--	--

Cash at beginning of period	--	--	--

Cash at end of period	$--	$--	$--

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.

(a development stage company)

Notes to Financial Statements

September 30, 2009 and 2008

Note A - Background and Description of Business

SMSA Palestine Acquisition Corp. (Company) was organized on May 21, 2008 as a Nevada corporation to effect the reincorporation of Senior Management Services of Palestine, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007, which was effective on August 10, 2007, created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and a shell company as defined in Rule 405 under the Securities Act of 1933 (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934 (Exchange Act).

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

September 30, 2009 and 2008

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

September 30, 2009 and 2008

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

As previously discussed, the cancellation of all existing shares outstanding at the date of the bankruptcy filing and the issuance of all “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per the Reorganization topic of the FASB Accounting Standards Codification, the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. The Reorganization topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity. For accounting purposes, the Company adopted fresh start accounting in accordance with the Codification as of August 1, 2007, the confirmation date of the Plan. The following accounting entries and condensed balance sheet illustrate the financial effect of implementing the Company’s Plan and the adoption of fresh start reporting as of the approval of the Plan by the Bankruptcy Court on August 1, 2007.

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

September 30, 2009 and 2008

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

September 30, 2009 and 2008

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

As stated in the Reorganization topic of the FASB Accounting Standard Codification, fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.

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

September 30, 2009 and 2008

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

2.     Reorganization costs

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

SMSA Palestine Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

As of September 30, 2009, and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

SMSA Palestine Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and 2008

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine and three month periods ended September 30, 2009 and 2008 and for the period from August 1, 2007(date of bankruptcy settlement) through September 30, 2009, respectively, are as follows:

Period from
August 1, 2007
	Nine months	Nine months	Three months	Three months	(date of bankruptcy
	ended	ended	ended	ended	settlement) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Federal
Current	$--	$--	$--	$--	$--
Deferred	--	--	--	--	--
	--	--	--	--	--

State
Current	--	--	--	--	--
Deferred	--	--	--	--	--
	--	--	--	--	--

Total	$--	$--	$--	$--	$--

As of September 30, 2009, the Company has a net operating loss carryforward(s) of approximately $23,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2009 and 2008 and for the period from August 1, 2007(date of bankruptcy settlement) through September 30, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			August 1, 2007
			(date of bankruptcy
	Nine months	Nine months	settlement) through
	September 30,	September 30,	September 30,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(3,800)	$(3,500)	$(7,900)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	3,800	3,500	7,900

Income tax expense	$--	$--	$--

SMSA Palestine Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and 2008

Note H - Income Taxes - Continued

The Company’s only temporary difference as of September 30, 2009 and December 31, 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of September 30, 2009 and December 31, 2008, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$7,900	$4,100
Less valuation allowance	(7,900)	(4,100)

Net Deferred Tax Asset	$--	$--

During the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $3,800 and $4,100.

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

(2)     Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2009 and 2008 or for the period from August 1, 2007(date of bankruptcy settlement) through September 30, 2009.

General and administrative expenses for the respective nine month periods ended September 30, 2009 and 2008 were approximately $11,300 and $10,400. The Company’s reorganization did not commence until the 2nd quarter of Calendar 2008 and, accordingly, incurred no expenses prior to April 1, 2008. The Company’s expenditures from the 2nd quarter of Calendar 2008 through the date of this filing relate directly to the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective nine month periods ended September 30, 2009 and 2008 and for the cumulative period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2009, respectively, were $(0.02), $(0.02) and $(0.05), based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At September 30, 2009 and December 31, 2008, the Company had working capital of approximately $(22,000) and $(11,000), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA Palestine Acquisition Corp.

Dated: November 3, 2009	/s/ Richard Crimmins
Richard Crimmins
President, Chief Executive Officer
Chief Financial Officer and Sole Director