Form 10-K
period 2009-12-31
SMSA Palestine Acquistion Corp.
filed 2010-03-30
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53343

SMSA Palestine Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)
Nevada	26-2809270
(State of Incorporation)	(I. R. S. Employer ID Number)

Unit 30, Block 5, 17 Fang Cao Xi Yi Jie, Chengdu, Sichuan Province, China, 610000
(Address of Principal Executive Offices)

(86) 215011109890
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act - None
Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☐    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒   No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 29, 2010 was approximately $ -0- based upon 95,951 shares held by non-affiliates and a closing market price of $0.00 per share on March 29, 2010.

As of March 29, 2010, there were 5,000,004 shares of Common Stock issued and outstanding.

SMSA Palestine Acquisition Corp.
Form 10-K for the Year ended December 31, 2009

Index to Contents

Page Number
Part I

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

SMSA Palestine Acquisition Corp. was organized on May 21, 2008 as a Nevada corporation to effect the reincorporation of Senior Management Services of Palestine, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

On November 4, 2009, the Company entered into a share purchase agreement with Yang Yongjie, a resident of the Peoples Republic of China, pursuant to which he acquired 4.5 million shares of our common stock for $4,500 cash or $0.001 per share.  As a result of this transaction, 5,000,004 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop the Chinese restaurant concept currently undertaken by Legend Restaurant Management, a Samoa corporation in which our sole officer, director and controlling stockholder, Mr. Yang Yongjie, owns an interest.

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.

Our principal office is located at Unit 30, Block 5, 17 Fang Cao Xi Yi Jie, Chengdu, Sichuan Province, China, 610000 and our telephone number is (86) 215011109890.

Currently, the Company has no known exposures to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.

History

On January 17, 2007, Senior Management Services of Palestine, Inc. and its affiliated companies (collectively SMS Companies) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  On August 1, 2007, the bankruptcy court entered its confirmation order which confirmed the First Amended, Modified Chapter 11 Plan, or the Plan, as presented by SMS Companies and their creditors.  The effective date of the Plan was August 10, 2007.

During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of 14 nursing facilities, ranging in size from approximately 114 beds to 325 beds.  In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees.  A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid.  The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients.  The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.

In 2005 SMS Companies obtained a secured credit facility from a financial institution.  The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real property on which two of its nursing care facilities operated.  By late 2006, SMS Companies were in an “overadvance” position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility. Beginning in September 2006, SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Companies obtained a commitment from a new lender to refinance and restructure the credit facility. SMS Companies were unsuccessful in obtaining a commitment from a new lender and, on January 5, 2007, the lender declared SMS Companies in default and commenced foreclosure and collection proceedings.  On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy. Subsequently, on January 17, 2007,  the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

Plan of Reorganization

During the administration of the SMS Companies bankruptcy reorganization proceedings, it became apparent that there would not be any available funds to pay the claims of the unsecured creditors.  Halter Financial Group, Inc. (HFG) was contacted by a legal representative of the SMS Companies to determine whether HFG would participate with the SMS Companies and their creditors in formulating the structure of the Plan to provide an opportunity for the unsecured SMS Companies’ creditors to receive payment for all or a portion of their claims. HFG had no affiliation or involvement with any of the SMS Companies prior to the bankruptcy action.

HFG is a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. HFG had previously participated with other companies and their creditors in structuring reorganization plans under Chapter 11 of the Bankruptcy Code which provided, in part, for a debtor with significant unsecured creditors to emerge out of bankruptcy, with the creditors exchanging their claims for equity in the reorganized company.  HFG agreed to participate with SMS Companies and their creditors in structuring the Plan.  As part of the Plan, HFG provided $115,000 to be used to pay professional fees associated with the Plan confirmation process.  HFG was granted an option that provided for the issuance of equity securities in each of the 23 SMS Companies, including Senior Management Services of Palestine, Inc. in satisfaction of HFG’s administrative claims.  The option to acquire equity securities in lieu of repayment of the $115,000 administrative claim was exercised by HFG.  Although we are unable to specifically determine how the $115,000 was utilized, we believe that the bankruptcy trustee used the funds to pay administrative expenses, including legal and other fees which were incurred during the structuring and implementation of the Plan.

The Plan provided that HFG would receive approximately 80% of the common stock in each SMS Company and that the unsecured creditors would receive the remaining 20% of the common stock in exchange for their claims.  Each creditor will receive its pro rata share of the common stock based on the percentage of its claim to the total amount of the outstanding unsecured claims for each SMS Company in which the creditor holds a claim.  Other than receiving 80% of the common stock in each SMS Company, HFG did not receive any additional cash compensation from or equity securities in any of the SMS Companies nor did HFG recoup any portion of the $115,000 payment from any of the SMS Companies.

As provided in the Plan, approximately 80% of our outstanding common stock was issued to HFG in satisfaction of HFG’s administrative claims.  The remaining 20% of our outstanding common stock was issued to 482 holders of unsecured debt.  The 500,005 shares, or Plan Shares, were issued pursuant to Section 1145 of the Bankruptcy Code.

The SMS Companies bankruptcy case is closed as a final decree has been entered.  The confirmation order of the Plan was effective on August 10, 2007.  No appeal was filed.  The Company was subject to the jurisdiction of the bankruptcy court until we consummated the stock purchase agreement with Mr. Yongjie.  Accordingly, the Company has filed a certificate of compliance with the bankruptcy court which stated that the  requirements of the Plan have been met, resulting in the discharge to be deemed granted.  The post discharge injunction provisions set forth in the Plan and the confirmation order have become effective.

Effective September 9, 2009, HFG transferred its Plan Shares to Halter Financial Investments L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter.  Timothy P. Halter is the sole officer, director and shareholder of HFG and an officer and member of Halter Financial Investments GP, LLC, general partner of HFI.  Mr. Halter has served as our president and sole director from September 9, 2009 until the November 4, 2009 transaction with Mr. Yongjie.  Mr. Yongjie will assist us with the implementation of our business plan.  Although Mr. Yongjie is unable to estimate the number of hours he will spend on our business affairs each month, he will devote as much of his time as he deems necessary to assist us with the implementation of our business plan.

Business Plan

The Company’s current business plan is to develop the Chinese restaurant concept currently being undertaken by Legend Restaurant Management, a Samoa corporation in which Mr. Yongjie owns an interest.

We have no capital and must depend on Mr. Yongjie to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.  However, at the present time, we are in the preliminary stages of implementing our business plan.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A - Risk Factors

Not Required

Item 1B - Uncleared Staff Comments

None

Item 2 - Properties

The Company currently maintains an address at Unit 30, Block 5, 17 Fang Cao Xi Yi Jie, Chengdu, Sichuan Province, China, 610000.  The Company’s telephone number there is (86) 215011109890.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

PART II

Item 4 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

The Company’s securities are currently eligible for trading on the OTC Bulletin Board under the symbol “SMPN”.  As of the date of this report, there has been no trading in the Company’s common stock.

We relied, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the Plan Shares which may have been deemed to have occurred through the solicitation of acceptances of the Plan of Reorganization and the issuance of the Plan Shares pursuant to the Plan of  Reorganization.  In general, offers and sale of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof, are free to resell such securities without registration under the Securities Act.

Holders

As of December 31, 2009, there were a total of 5,000,004 shares of our common stock outstanding, held by approximately 482 stockholders of record.

Common Stock

Our authorized capital stock consists of 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.  Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote.  No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities.  No shares of common stock are subject to redemption or any sinking fund provisions.  All the outstanding shares of our common stock are fully paid and non-assessable.  Subject to the rights of the holders of the preferred stock, if any, our stockholders of common stock are entitled to dividends when, as and if declared by our board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders.  We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series.  Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock.  No shares of our preferred stock are currently outstanding.  Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

Provisions Having A Possible Anti-Takeover Effect

Our Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control.  Our board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws.  In addition, our board has the authority, without further action by our stockholders, to issue up to 10,000,000 shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.  The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value Preferred Stock and no shares are issued and outstanding as of the date of this Report.

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10,000,000 shares of our $0.001 par value preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series.  Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock.  No shares of our preferred stock are currently outstanding.  Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

Restricted Securities

We currently have approximately 4,500,000 shares of $0.001 par value common stock which may be considered outstanding restricted securities as defined in Rule 144.

Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfies the current public information requirements of the Rule.

Dividends

Dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors. The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation.  Their address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.  Their contact numbers are (469) 633-0101 for voice calls and (469) 633-0088 for fax transmissions.  Their website is located at www.stctransfer.com.

Reports to Stockholders

The Company intends to remain compliant with its obligations under the Exchange Act  and, therefore, plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm.  In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders.  Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate.  The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Item 5 - Selected Financial Data

Not applicable

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	General

SMSA Palestine Acquisition Corp. was organized on May 21, 2008 as a Nevada corporation to effect the reincorporation of Senior Management Services of Palestine, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

On November 4, 2009, the Company entered into a share purchase agreement with Yang Yongjie, a resident of the Peoples Republic of China, pursuant to which he acquired 4.5 million shares of our common stock for $4,500 cash or $0.001 per share.  As a result of this transaction, 5,000,004 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop the Chinese restaurant concept currently undertaken by Legend Restaurant Management, a Samoa corporation in which our sole officer, director and controlling stockholder, Mr. Yang Yongjie, owns an interest.

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.

(3)	Results of Operations

The Company had no revenue for either of the years ended December 31, 2009 or 2008, respectively.

General and administrative expenses for each of the years ended December 31, 2009 and 2008 were approximately $40,000 and $12,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2009 and 2008 were $(0.03) and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain in line relatively consistent until such time that the Company initiates the development of the restaurant concept under its current business plan.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company successfully implements its business plan.

(4)	Plan of Business

On November 4, 2009, the Company entered into a share purchase agreement with Yang Yongjie, a resident of the Peoples Republic of China, pursuant to which he acquired 4.5 million shares of our common stock for $4,500 cash or $0.001 per share.  As a result of this transaction, 5,000,004 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop the Chinese restaurant concept currently undertaken by Legend Restaurant Management, a Samoa corporation in which our sole officer, director and controlling stockholder, Mr. Yang Yongjie, owns an interest.

(5)	Liquidity and Capital Resources

At December 31, 2009 and 2008, respectively, the Company had working capital of approximately $(51,000) and $(11,000), respectively.

The Company currently has no cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s current business plan is to develop the Chinese restaurant concept currently being undertaken by Legend Restaurant Management, a Samoa corporation in which Mr. Yongjie owns an interest.  However, there is no assurance that the Company will be able to successfully develop or operate a business using this concept.

The Company is dependent upon external sources of financing; including being fully dependent upon its management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity.  The Company’s majority stockholder is providing and has provided all working capital support on the Company's behalf since the bankruptcy discharge date.  It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity; however, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.  The Company’s majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company and its majority stockholder are at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s Articles of Incorporation authorizes the issuance of up to 10,000,000 million shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In such a restricted cash flow scenario, the Company may be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant until such time as sufficient working capital becomes available.

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

(6)	Critical Accounting Policies

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

(7)      Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s business activities.

Item 6A - Quantitative and Qualitative Disclosures about Market Risk

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

Item 7 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2009.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 8B - Other Information

Not applicable.

PART III

Item 9 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Yang Yongjie	43	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified.  Directors are elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Yongjie or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board.  There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Yang Yongjie - Yang Yongjie has been our sole officer and director since November 4, 2009.  He is is responsible for all of our overall operations.  Mr. Yongjie received a degree from the Medical College of Shanghai, Fudan University in 1984 and practiced medicine until 1992.  From 1992- 1995 he acted as Sales Manager for Sichuan Elebacae Group. From 1995-2003 he served as General Manager and ultimately President of Cosmetic Company of Sichuan Elebacae Group. Mr. Yang currently serves as a director of Legend Restaurant Management, Ltd.

Indemnification of Officers and Directors

Under Sections 78.751 and 78.752 of the Nevada Revised Statues, (1) the registrant has broad powers to indemnify and insure its directors and officers against liabilities they may incur in their capacities as such.  The registrant’s Bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the Nevada Revised Statutes by providing that:

•
The registrant must indemnify its directors to the fullest extent permitted by Chapter 78 of the Nevada Revised Statutes and may, if and to the extent authorized by the registrant’s board of directors, so indemnify its officers and any other person whom it has power to indemnify against liability, reasonable expense or other matter whatsoever.

•
The registrant may at the discretion of its board of directors purchase and maintain insurance on behalf of the registrant and any person whom it has power to indemnify pursuant to law, its articles of incorporation, its bylaws or otherwise.

These indemnification provisions may be sufficiently broad to permit indemnification of the registrant’s directors and officers for liabilities (including reimbursement of expenses incurred) arising under the Securities Act.

Our Articles of Incorporation provides that none of our directors or officers shall be personally liable to us or our stockholders for monetary damages for a breach of fiduciary duty as a director or officer provided, however, that the foregoing provisions shall not eliminate or limit the liability of a director or officer for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes.  Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director’s responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors.  The inclusion of these provisions in our Articles of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by the Nevada Revised Statutes and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by SMSA Palestine Acquisition Corp., of expenses incurred or paid by a director, officer or controlling person of SMSA Palestine Acquisition Corp, in the successful defense of any action, suit or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2009, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Conflicts of Interest

The sole officer of the Company only devote a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities.  Such conflicts may require that the Company attempt to employ additional personnel.  There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 10 - Executive Compensation

The current management and oversight of the Company requires less than four (4) hours per month.  As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has received any compensation from the Company.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yang Yongjie, Principal Executive Officer	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Timothy P. Halter, Former Executive Officer	2009 2008 2007	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0
The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.
Shares Beneficially Owned (1)

Name and address (2)	Number of Shares	Percentage (3)

Yang Yongjie (4)	4,500,000	90.0%
Halter Financial Investments, LP (5)	404,053	8.1%

Directors and officers as a group	4,500,000	90.0%
(1 person)

(1)	On March 17, 2009, there were 5,000,005 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2)
Under applicable SEC rules, a person is deemed the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person’s economic interest in the security.  Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 5.000,005 shares of common stock outstanding and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Yongjie’s address is Unit30, Block 5, 17 Fang Cao Xi Yi Jie, Chengdu, Sichuan Province, China, 610000
(5)
Halter Financial Investments, L.P. (HFI) is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company (HFI GP), is the sole general partner.  The limited partners of HFI are: (i) TPH Capital, LP., a Texas limited partnership of which TPH Capital GP, LLC, a Texas limited liability company (TPH GP”), is the general partner and Timothy P. Halter is the sole member of TPH GP, (ii) Bellifield, LP, a Texas limited partnership of which Bellifield Capital Management, LLC, a Texas limited liability company (Bellifield LLC) is the sole general partner and David Brigante is the sole member of Bellifield LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP LLC, a Texas limited liability company (Colhurst LLC), is the general partner and George L. Diamond is the sole member of Colhurst LLC; and (iv) Rivergreen Capital, LLC, a Texas limited liability company (Rivergreen LLC), of which Marat Rosenberg is the sole member.  As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI. HFI’s address is 174 FM 1830, Argyle, TX 76226.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 12 - Certain Relationships and Related Transactions, and Director Independence

There are no identified relationships or transactions between us and any of our directors, officers and principal stockholders other than the Company currently maintaining a mailing address at Unit30, Block 5, 17 Fang Cao Xi Yi Jie, Chengdu, Sichuan Province, China, 610000.  The Company’s telephone number there is (86) 215011109890.

Conflicts of Interest

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel.  There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Director Independence

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 4200 (a) (15) of the NASDAQ Marketplace Rules.

Item 13 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.
	Year ended	Year ended
	December 31,	December 31,
	2009	2008

1. Audit fees	$7,200	$1,250

1. Audit-related fees	-	-
2. Tax fees	-	-
3. All other fees	-	-

Totals	$7,200	$1,250

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee.  However, the entire Board of Directors (Board) is the Company's defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 14 - Exhibits, Financial Statement Schedules

Exhibit	Description of Exhibit

2.1         First Amended, Modified Chapter 11 Plan Proposed by Debtors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Senior Management Services of Treemont, Inc., et. al., Debtors, Case No. 07-30230, Jointly Administered, dated August 1, 2007. (*)
2.2	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007. (*)
2.3	Notice of Entry of Confirmation Order dated August 10, 2007. (#)
2.4	Share Purchase Agreement, dated November 4, 2009, between the Company and the Purchaser (+)
3.1	Agreement and Plan of Merger by and between Senior Management Services of Palestine, Inc. and SMSA Palestine Acquisition Corp. dated May 22, 2008. (*)
3.2	Articles of Merger as filed with the Secretary of State of the State of Nevada on June 3, 2008. (*)
3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on June 5, 2008. (*)
3.4	Articles of Incorporation of SMSA Palestine Acquisition Corp. (*)
3.5	Bylaws of SMSA Palestine Acquisition Corp. (*)
4.1	Form of common stock certificate. (*)
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_________________

*
Previously filed as an exhibit to the Company’s Registration Statement on Form 10 which was filed with the U. S. Securities and Exchange Commission on February 12, 2009, and which is incorporated herein by reference.

#
Previously filed as an exhibit to the Company’s Registration Statement on Form 10/A which was filed with the U. S. Securities and Exchange Commission on March 25, 2009, and which is incorporated herein by reference.

+
Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the U. S. Securities and Exchange Commission on November 9, 2009, and which is incorporated herein by reference.

(Financial statements follow on next page)

SMSA Palestine Acquisition Corp.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2009 and 2008	F-3

Statement of Operations and Comprehensive Loss
for each of the years ended December 31, 2009 and 2008 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2009	F-4

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2009	F-5

Statement of Cash Flows
for each of the years ended December 31, 2009 and 2008 and
for the period from January 1, 2007 through December 31, 2009	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Palestine Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Palestine Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Palestine Acquisition Corp. (a development stage company) as of December 31, 2009 and 2009 and the results of its operations and cash flows for each of the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note D to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity.  These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note D.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

 S. W. HATFIELD, CPA
Dallas, Texas
March 15, 2010 (except for Note I
as to which the date is March 29, 2010

SMSA Palestine Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2009 and 2008

	December 31,	December 31,
ASSETS	2009	2008
Current Assets
Cash on hand and in bank	$-	$-
Due from controlling shareholder	-	-

Total Assets	$-	$-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$25,168	$-
Working capital advances from stockholder	26,129	10,963

Total Liabilities	51,297	10,963

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
5,000,004 and 500,004 shares issued and outstanding	5,000	500
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(52,297)	(11,963)
	(46,797)	(10,963)
Stock subscription receivable	(4,500)	-

Total Stockholders' Equity (Deficit)	(51,297)	(10,963)

Total Liabilities and
Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2009 and 2008 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009

			Period from
			August 1, 2007
			(date of bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	3,581	3,581
Professional fees	37,586	7,683	45,289
Other general and administrative costs	2,748	699	3,447

Total operating expenses	40,334	11,963	52,297

Loss from operations	(40,334)	(11,963)	(52,297)

Provision for income taxes	-	-	-

Net Income (Loss)	(40,334)	(11,963)	(52,297)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(40,334)	$(11,963)	$(52,297)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.03)	$(0.02)	$(0.07)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	1,202,744	500,004	790,491

The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009

					Deficit
					accumulated
			Additional	Stock	during the
	Common Stock		paid-in	subscription	development
	Shares	Amount	capital	receivable	stage	Total

Issuance of new common stock in
connection with bankruptcy
reorganization	500,004	500	500	-	-	1,000

Net loss for the period from
August 1, 2007 (date of bankruptcy
settlement) to December 31, 2007	-	-	-	-	-	-

Balances at December 31, 2007	500,004	500	500	-	-	1,000

Net loss for the year	-	-	-	-	(11,963)	(11,963)

Balances at December 31, 2008	500,004	500	500	-	(11,963)	(10,963)

Private placement sale of
common stock at par value
on November 4, 2009	4,500,000	4,500	-	(4,500)	-	-

Net loss for the year	-	-	-	-	(40,334)	(40,334)

Balances at December 31, 2008	5,000,004	$4,500	$500	$(4,500)	$(52,297)	$(52,297)

The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2009 and 2008 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009

			Period from
			August 1, 2007
			(date of bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net income (loss) for the period	$(40,334)	$(11,963)	$(52,297)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation	-	-	-
Increase (Decrease) in
Accounts payable-trade	25,168	-	25,168

Net cash used in operating activities	(15,166)	(11,963)	(27,129)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	15,166	11,963	26,129

Net cash provided by financing activities	15,166	11,963	27,129

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

Note A - Background and Description of Business

SMSA Palestine Acquisition Corp. (Company or Reorganized Company) was organized on May 21, 2008 as a Nevada corporation to effect the reincorporation of Senior Management Services of Palestine, Inc. (Predecessor Company), a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

On November 4, 2009, the Company entered into a share purchase agreement with Yang Yongjie, a resident of the Peoples Republic of China, pursuant to which he acquired 4.5 million shares of our common stock for $4,500 cash or $0.001 per share.  As a result of this transaction, 5,000,004 shares of our common stock are currently issued and outstanding.

The Company’s current business plan is to develop the Chinese restaurant concept currently being undertaken by Legend Restaurant Management, a Samoa corporation in which Mr. Yongjie owns an interest.

Note B - Bankruptcy Action

On January 17, 2007, Senior Management Services of Palestine, Inc. and its affiliated companies (SMS Companies) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of 14 nursing home facilities, ranging in size from approximately 114 beds to 325 beds.  In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees.  A significant portion of the SMS Companies cash flow was provided by patients covered by  Medicare and Medicaid.  The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients.  The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.  In 2005, SMS Companies obtained a secured credit facility from a financial institution.  The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15  million which was utilized for working capital and to finance the purchase of the real  property on which 2 of its nursing care facilities operated.  By late 2006, SMS Companies were in an "overadvance" position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility.  Beginning in September 2006, SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Companies obtained a commitment from a new lender to refinance and restructure the credit  facility.  SMS Companies were unsuccessful in obtaining a commitment from a new lender and, on January 5, 2007, the lender declared SMS Companies in default and commenced foreclosure and collection proceedings.  On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy.  Subsequently, on January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

All assets, liabilities and other claims against the Company and it’s affiliated entities were combined for the purpose of distribution of funds to creditors.  Each of the entities otherwise remained separate corporate entities.  From the commencement of the bankruptcy proceedings through August 1, 2007 (the effective date of the plan of reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2009 and 2008

Note B - Bankruptcy Action - Continued

The Company was subject to the jurisdiction of the bankruptcy court until we consummated the stock purchase agreement with Mr. Yongjie.  Accordingly, the Company has filed a certificate of compliance with the bankruptcy court which stated that the  requirements of the Plan have been met, resulting in the discharge to be deemed granted.  The post discharge injunction provisions set forth in the Plan and the confirmation order have become effective.

The First Amended, Modified Chapter 11 Plan, (the Plan) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007.  The Plan provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code.  As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust.  Specific injunctions prohibit any of these claims from being asserted against the Company prior to the consummation of the stock purchase agreement.

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders.  Accordingly, per the Reorganization Topic of the FASB Accounting Standards Codification, the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  The Reorganization Topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.  For accounting purposes, the Company adopted fresh start accounting in accordance with the Reorganization Topic as of August 1, 2007, the effective date of the Plan.  The following condensed balance sheet illustrates the financial effect of implementing the Company’s Plan and the adoption of fresh start reporting as if they had occurred on July 31, 2007.

		Adjustments to record confirmation of Plan
					Reorganized
	Pre-	Debt discharge	Abandonment of	Fresh	Balance
	Confirmation	through Trust	operations	start	Sheet

Cash on hand and in bank	$3,522,106	$(3,522,106)	$-	$1,000	$1,000
Net current assets of operations
abandoned through bankruptcy	842,805	(704,334)	(138,471)	-	-
Total current assets	4,364,911	(4,226,440)	(138,471)	1,000	1,000

Property and equipment	517,518	(517,518)	-	-	-
Accumulated depreciation	(144,581)	144,581	-	-	-
Net Property and Equipment	372,937	(372,937)	-	-	-

Total Assets	$4,737,848	$(4,599,377)	$(138,471)	$1,000	$1,000

Liabilities subject to compromise	$4,788,408	$(4,788,408)	$-	$-	$-

Stockholders’ equity (deficit)
Common stock - new	-	-		500	500
Common stock - old	10	-	(10)	-	-
Additional paid-in capital	990	-	(990)	500	500
Accumulated deficit	(51,560)	189,031	(137,471)	-	-
Total stockholders’ deficit	(50,560)	189,031	(138,471)	1,000	1,000

Total Liabilities and Stockholders’ Equity	$4,737,848	$(4,599,377)	$(138,471)	$1,000	$1,000

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2009 and 2008

Note B - Bankruptcy Action - Continued

On August 1, 2007, by virtue of the Plan, the only asset of the Company was approximately $1,000 in cash transferred from the Bankruptcy Estate.

Note C - Preparation of Financial Statements

All financial information presented as of and subsequent to August 1, 2007 is presented as pertaining solely to the Reorganized Company.  Accordingly, the accompanying Balance Sheets, Statements of Operations and Comprehensive Loss and Statements of Cash Flows present information pertaining only to the Reorganized Company as of and for the respective years ended December 31, 2009 and 2008.

As stated in the Reorganization Topic of the FASB Accounting Standards Codification, fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.

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

Note D - Going Concern Uncertainty

The Company has no cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s current business plan is to develop the Chinese restaurant concept currently being undertaken by Legend Restaurant Management, a Samoa corporation in which Mr. Yongjie owns an interest.  However, there is no assurance that the Company will be able to successfully develop or operate a business using this concept.

The Company is dependent upon external sources of financing; including being fully dependent upon its management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity.  The Company’s majority stockholder is providing and has provided all working capital support on the Company's behalf since the bankruptcy discharge date.  It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity; however, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.  The Company’s majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company and its majority stockholder are at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2009 and 2008

Note D - Going Concern Uncertainty - Continued

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

In such a restricted cash flow scenario, the Company may be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant until such time as sufficient working capital becomes available.

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

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2009 and 2008

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

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

As of December 31, 2009 and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

(Remainder of this page left blank intentionally)

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2009 and 2008

Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009 are as follows:

August 1, 2007
(date of bankruptcy
settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2009, the Company has a net operating loss carryforward of approximately $52,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009 varied from the statutory rate of 34% as follows:

			August 1, 2007
			(date of bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Statutory rate applied to
income before income taxes	$(14,000)	$(4,000)	$(18,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	14,000	4,000	18,000

Income tax expense	$-	$-	$-

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2009 and 2008

Note G - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2009 and 2008, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2009 and 2008, respectively:

	December 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$18,000	$4,000
Less valuation allowance	(18,000)	(4,000)

Net Deferred Tax Asset	$-	$-

During the each of the years ended December 31, 2009 and 2008, respectively, the valuation allowance for the deferred tax asset increased by approximately $14,000 and $4,000.

Note H - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company will issue a sufficient number of Plan shares to meet the requirements of the Plan.  Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

As provided in the Plan, 80.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc. (HFG).  In exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan.  The remaining 20.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Plan.

Based upon the calculations provided by the Creditor’s Trustee, the Company issued an aggregate 500,004 shares of the Company’s “new” common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

Effective May 21, 2008, HFG transferred its 400,000 Plan Shares to Halter Financial Investments, L.P. (HFI),  a Texas limited partnership controlled by Timothy P. Halter, who is also the controlling officer of HFG.

On November 4, 2009, the Company entered into a share purchase agreement with Yang Yongjie, a resident of the Peoples Republic of China, pursuant to which he acquired 4.5 million shares of our common stock for $4,500 cash or $0.001 per share.  As a result of this transaction, 5,000,004 shares of our common stock are currently issued and outstanding.  As of December 31, 2009, the $4,500 had not been received and was scheduled to be paid by the end of the first quarter of 2010.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Note I - Subsequent Events

Management has evaluated all activity of the Company through March 29, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Palestine Acquisition Corp.

Dated: March 29, 2010	/s/ Yang Jongjie
Yang Jongjie
President, Chief Executive Officer Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

SMSA Palestine Acquisition Corp.

Dated: March 29, 2010	/s/ Yang Jongjie
Yang Jongjie
President, Chief Executive Officer Chief Financial Officer and Director