Form 10-Q
period 2010-03-31
SMSA Palestine Acquistion Corp.
filed 2010-04-30
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
YES ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:April 29, 2010: 5,000,004

Transitional Small Business Disclosure Format (check one):            YES ☐  NO ☒

SMSA Palestine Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2010

Part I
Item 1 - Financial Statements

SMSA Palestine Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$25,168
Working capital advances from stockholder	55,660	26,129

Total Liabilities	55,660	51,297

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
5,000,004 shares issued and outstanding	5,000	5,000
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(56,660)	(52,297)
	(51,160)	(46,797)
Stock subscription receivable	(4,500)	(4,500)

Total Stockholders' Equity (Deficit)	(55,660)	(51,297)

Total Liabilities and
Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2010

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	3,581
Professional fees	3,300	4,660	48,569
Other general and administrative costs	1,063	1,297	4,510

Total operating expenses	4,363	5,957	56,660

Loss from operations	(4,363)	(5,957)	(56,660)

Provision for income taxes	-	-	-

Net Income (Loss)	(4,363)	(5,957)	(56,660)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(4,363)	$(5,967)	$(56,660)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.01)	$(0.05)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	5,000,004	500,004	1,179,860

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Three months ended March 31, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2010

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net income (loss) for the period	$(4,363)	$(5,957)	$(56,660)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation	-	-	-
Increase (Decrease) in
Accounts payable-trade	(25,168)	-	-

Net cash used in operating activities	(29,531)	(5,957)	(56,660)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	29,531	5,957	55,660

Net cash provided by financing activities	29,531	5,957	56,660

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2010 and December 31, 2009

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
March 31, 2010 and December 31, 2009

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

						Reorganized
		Pre-	Debt discharge	Abandonment of	Fresh	Balance
		Confirmation	through Trust	operations	start	Sheet

Cash on hand and in bank		$3,522,106	$(3,522,106)	$-	$1,000	$1,000
Net current assets of operations
abandoned through bankruptcy		842,805	(704,334)	(138,471)	-	-
Total current assets		4,364,911	(4,226,440)	(138,471)	1,000	1,000

Property and equipment		517,518	(517,518)	-	-	-
Accumulated depreciation		(144,581)	144,581	-	-	-
Net Property and Equipment		372,937	(372,937)	-	-	-

Total Assets		$4,737,848	$(4,599,377)	$(138,471)	$1,000	$1,000

Liabilities subject to compromise	$		$(4,788,408)	$-	$-	$-

Stockholders’ equity (deficit)
Common stock - new		-	-		500	500
Common stock - old		10	-	(10)	-	-
Additional paid-in capital		990	-	(990)	500	500
Accumulated deficit		(51,560)	189,031	(137,471)	-	-
Total stockholders’ deficit		(50,560)	189,031	(138,471)	1,000	1,000

Total Liabilities and Stockholders’ Equity		$4,737,848	$(4,599,377)	$(138,471)	$1,000	$1,000

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2010.

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
March 31, 2010 and December 31, 2009

Note D - Going Concern Uncertainty - Continued

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

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 million shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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
March 31, 2010 and December 31, 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

As of March 31, 2010 and December 31, 2009, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2010 are as follows:

Period from
August 1, 2007
(date of bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2010, the Company has a net operating loss carryforward of approximately $57,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2010 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Statutory rate applied to
income before income taxes	$(1,500)	$(2,000)	$(19,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,500	2,000	19,000

Income tax expense	$-	$-	$-

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note G - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2010 and December 31, 2009, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2010 and December 31, 2009, respectively:

	March 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$19,000	$18,000
Less valuation allowance	(19,000)	(18,000)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $1,000 and $14,000.

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through April 30, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the three month periods ended March 31, 2010 and 2009 or for the period from August 1, 2007(date of bankruptcy settlement) through March 31, 2010.

General and administrative expenses for the respective three month periods ended March 31, 2010 and 2009 were approximately $4,400 and $6,000.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.  Earnings per share for the respective three month periods ended March 31, 2010 and 2009 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At March 31, 2010 and December 31, 2009, respectively, the Company had working capital of approximately $(57,000) and $(51,000), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA Palestine Acquisition Corp.

Dated: April 30, 2010	/s/ Yang Yongjie
Yang Yongjie
President, Chief Executive Officer,
Chief Financial Officer and Sole Director