Form 10-Q
period 2010-06-30
SMSA Palestine Acquistion Corp.
filed 2010-08-11
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

(86) 215011109890
(Registrant’s Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):              YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:July 24, 2010: 5,000,004

SMSA Palestine Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2010

Part I
Item 1 - Financial Statements

SMSA Palestine Acquisition Corp.
(a development stage company)
Balance Sheets
June 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	June 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash on hand and in bank	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$25,168
Working capital advances from stockholder	61,864	26,129

Total Liabilities	61,864	51,297

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
5,000,004 shares issued and outstanding	5,000	5,000
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(62,684)	(52,297)
	(57,364)	(46,797)
Stock subscription receivable	(4,500)	(4,500)

Total Stockholders' Equity (Deficit)	(61,864)	(51,297)

Total Liabilities and
Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2010

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Six months	Six months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	3,581
Professional fees	8,969	8,060	5,669	3,400	54,238
Other general and
administrative costs	1,598	2,057	534	760	5,045

Total operating expenses	10,567	10,117	6,203	4,160	62,864

Loss from operations	(10,567)	(10,117)	(6,203)	(4,160)	(62,864)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	(10,567)	(10,117)	(6,203)	(4,160)	(62,864)

Other comprehensive income	-	-	-	-	-

Comprehensive Income (Loss)	$(10,567)	$(10,117)	$(6,203)	$(4,160)	$(62,864)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.02)	$(0.00)	$(0.01)	$(0.04)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	5,000,004	500,004	5,000,004	500,004	1,506,583

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Six months ended June 30, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2010

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net income (loss) for the period	$(10,567)	$(10,117)	$(62,864)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation	-	-	-
Increase (Decrease) in
Accounts payable-trade	(25,168)	-	-

Net cash used in operating activities	(35,735)	(10,117)	(62,864)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	35,735	10,117	61,864

Net cash provided by financing activities	35,735	10,117	62,864

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

As of June 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2010 are as follows:

Period from
August 1, 2007
(date of bankruptcy
settlement)
	Six months	Six months	through
	June 30,	June 30,	June 30,
	2010	2009	2010

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of June 30, 2010, the Company has a net operating loss carryforward of approximately $63,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2010 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of bankruptcy
			settlement)
	Six months	Six months	through
	June 30,	June 30,	June 30,
	2010	2010	2010

Statutory rate applied to
income before income taxes	$(2,100)	$(3,400)	$(21,400)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,100	3,400	21,400

Income tax expense	$-	$-	$-

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

Note G - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2010 and December 31, 2009, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2010 and December 31, 2009, respectively:

	June 30,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carryforwards	$21,400	$18,000
Less valuation allowance	(21,400)	(18,000)

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $3,400 and $14,000.

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

On November 4, 2009, the Company entered into a share purchase agreement with Yang Yongjie, a resident of the Peoples Republic of China, pursuant to which he acquired 4.5 million shares of our common stock for $4,500 cash or $0.001 per share.  As a result of this transaction, 5,000,004 shares of our common stock are currently issued and outstanding.  As of June 30, 2009, the $4,500 had not been received.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Note I - Subsequent Events

Management has evaluated all activity of the Company through July 26, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred other than discussed below would require recognition in the financial statements or disclosure in the notes to financial statements.

On July 23, 2010, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an institutional investor as well as Sino Oriental Agriculture Group Limited, a British Virgin Islands Company ("Sino Oriental"), and Sino Oriental's wholly owned subsidiaries Misaky Industry Limited, a Hong Kong company and Fujian Yada Group Co., Ltd., a wholly foreign owned enterprise organized under the laws of the People's Republic of China.

SMSA Palestine Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

Note I - Subsequent Events - Continued

The Securities Purchase Agreement is part of an offering of securities whereby the Company is seeking to sell up to an aggregate of 2,537,975 units at a price of $7.88 per unit for an aggregate of $20 million in gross offering proceeds.  Each unit would consist of one newly issued share of the Company’s common stock and a warrant to purchase one-fifth of a share of common stock with an exercise price of $9.45 per share for a term of three years from the date of issuance.  The purpose of the offering is to provide capital to support our potential acquisition of Sino Oriental and its operating subsidiaries.  The institutional investor has subscribed for 1,238,988 units for an aggregate of $10 million.

The shares and warrants offered under the Securities Purchase Agreement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an application exemption from registration.

The Securities Purchase Agreement is subject to a number of conditions to closing, and no assurances can be given that the Company will meet any of these conditions or will close the transactions contemplated by the Securities Purchase Agreement.  In addition to customary conditions to closing, the investor's obligations to purchase the shares and warrants under the Securities Purchase Agreement are conditioned on the following events:

●	That a minimum of $15 million is raised in the offering under the terms of the Securities Purchase Agreement.
●
That the Company enters into an exchange agreement (the "Exchange Agreement"), with Sino Oriental and its shareholders to acquire all of the outstanding stock of Sino Oriental in exchange for 11,685,617 shares of the Company’s common stock.

●
That the Company enters into a share cancellation agreement (the "Share Cancellation Agreement") with the Company’s current controlling shareholder and the Company’s current sole officer and director, pursuant to which the shareholder will agree to surrender for cancellation 3,847,940 shares of the Company’s common stock currently held by him.

The Company does not have commitments for the minimum funding requirement at this time.  We are negotiating the Share Cancellation Agreement and the Exchange Agreement, but those negotiations have not been completed and we have not entered into final binding agreements to complete the share cancellation or the exchange transaction.

The Securities Purchase Agreement may be terminated at any time by mutual agreement of the Company and the investor. In addition, the investor has the right to unilaterally terminate the Securities Purchase Agreement if the conditions to closing have not been satisfied or waived and the closing has not taken place before August 23, 2010.

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

SMSA Palestine Acquisition Corp. was organized on May 21, 2008 as a Nevada corporation to effect the reincorporation of Senior Management Services of Palestine, Inc., a Texas corporation, mandated by the plan of reorganization discussed in Note B to the financial statements.

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

The Company had no revenue for either of the six or three month periods ended June 30, 2010 and 2009 or for the period from August 1, 2007(date of bankruptcy settlement) through June 30, 2010.

General and administrative expenses for the respective six month periods ended June 30, 2010 and 2009 were approximately $10,600 and $10,100.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.  Earnings per share for the respective six month periods ended June 30, 2010 and 2009 were $(0.00) and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

(4)	Plan of Business

On November 4, 2009, the Company entered into a share purchase agreement with Yang Yongjie, a resident of the Peoples Republic of China, pursuant to which he acquired 4.5 million shares of our common stock for $4,500 cash or $0.001 per share.  As a result of this transaction, 5,000,004 shares of our common stock are currently issued and outstanding.

On July 23, 2010, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an institutional investor as well as Sino Oriental Agriculture Group Limited, a British Virgin Islands Company ("Sino Oriental"), and Sino Oriental's wholly owned subsidiaries Misaky Industry Limited, a Hong Kong company and Fujian Yada Group Co., Ltd., a wholly foreign owned enterprise organized under the laws of the People's Republic of China.

The Securities Purchase Agreement is part of an offering of securities whereby the Company is seeking to sell up to an aggregate of 2,537,975 units at a price of $7.88 per unit for an aggregate of $20 million in gross offering proceeds.  Each unit would consist of one newly issued share of the Company’s common stock and a warrant to purchase one-fifth of a share of common stock with an exercise price of $9.45 per share for a term of three years from the date of issuance.  The purpose of the offering is to provide capital to support our potential acquisition of Sino Oriental and its operating subsidiaries.  The institutional investor has subscribed for 1,238,988 units for an aggregate of $10 million.

The shares and warrants offered under the Securities Purchase Agreement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an application exemption from registration.

The Securities Purchase Agreement is subject to a number of conditions to closing, and no assurances can be given that the Company will meet any of these conditions or will close the transactions contemplated by the Securities Purchase Agreement.  In addition to customary conditions to closing, the investor's obligations to purchase the shares and warrants under the Securities Purchase Agreement are conditioned on the following events:

·	That a minimum of $15 million is raised in the offering under the terms of the Securities Purchase Agreement.
·
That the Company enters into an exchange agreement (the "Exchange Agreement"), with Sino Oriental and its shareholders to acquire all of the outstanding stock of Sino Oriental in exchange for 11,685,617 shares of the Company’s common stock.

·
That the Company enters into a share cancellation agreement (the "Share Cancellation Agreement") with the Company’s current controlling shareholder and the Company’s current sole officer and director, pursuant to which the shareholder will agree to surrender for cancellation 3,847,940 shares of the Company’s common stock currently held by him.

The Company does not have commitments for the minimum funding requirement at this time.  We are negotiating the Share Cancellation Agreement and the Exchange Agreement, but those negotiations have not been completed and we have not entered into final binding agreements to complete the share cancellation or the exchange transaction.

The Securities Purchase Agreement may be terminated at any time by mutual agreement of the Company and the investor. In addition, the investor has the right to unilaterally terminate the Securities Purchase Agreement if the conditions to closing have not been satisfied or waived and the closing has not taken place before August 23, 2010.

(5)	Liquidity and Capital Resources

At June 30, 2010 and December 31, 2009, respectively, the Company had working capital of approximately $(62,000) and $(51,000), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults on Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

On July 23, 2010, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an institutional investor as well as Sino Oriental Agriculture Group Limited, a British Virgin Islands Company ("Sino Oriental"), and Sino Oriental's wholly owned subsidiaries Misaky Industry Limited, a Hong Kong company and Fujian Yada Group Co., Ltd., a wholly foreign owned enterprise organized under the laws of the People's Republic of China.

The Securities Purchase Agreement is part of an offering of securities whereby the Company is seeking to sell up to an aggregate of 2,537,975 units at a price of $7.88 per unit for an aggregate of $20 million in gross offering proceeds.  Each unit would consist of one newly issued share of the Company’s common stock and a warrant to purchase one-fifth of a share of common stock with an exercise price of $9.45 per share for a term of three years from the date of issuance.  The purpose of the offering is to provide capital to support our potential acquisition of Sino Oriental and its operating subsidiaries.  The institutional investor has subscribed for 1,238,988 units for an aggregate of $10 million.

The shares and warrants offered under the Securities Purchase Agreement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an application exemption from registration.

The Securities Purchase Agreement is subject to a number of conditions to closing, and no assurances can be given that the Company will meet any of these conditions or will close the transactions contemplated by the Securities Purchase Agreement.  In addition to customary conditions to closing, the investor's obligations to purchase the shares and warrants under the Securities Purchase Agreement are conditioned on the following events:

●	That a minimum of $15 million is raised in the offering under the terms of the Securities Purchase Agreement.
●
That the Company enters into an exchange agreement (the "Exchange Agreement"), with Sino Oriental and its shareholders to acquire all of the outstanding stock of Sino Oriental in exchange for 11,685,617 shares of the Company’s common stock.

●
That the Company enters into a share cancellation agreement (the "Share Cancellation Agreement") with the Company’s current controlling shareholder and the Company’s current sole officer and director, pursuant to which the shareholder will agree to surrender for cancellation 3,847,940 shares of the Company’s common stock currently held by him.

The Company does not have commitments for the minimum funding requirement at this time.  We are negotiating the Share Cancellation Agreement and the Exchange Agreement, but those negotiations have not been completed and we have not entered into final binding agreements to complete the share cancellation or the exchange transaction.

The Securities Purchase Agreement may be terminated at any time by mutual agreement of the Company and the investor. In addition, the investor has the right to unilaterally terminate the Securities Purchase Agreement if the conditions to closing have not been satisfied or waived and the closing has not taken place before August 23, 2010.

The foregoing description of the terms of the Securities Purchase Agreement is qualified in its entirety by reference to the provisions of that document filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated July 26, 2010, which is incorporated by reference herein.

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Palestine Acquisition Corp.

Dated: August 11, 2010	By:	/s/ Yang Yongjie
Yang Yongjie
President, Chief Executive Officer,
Chief Financial Officer and Sole Director