Form 10-Q
period 2010-09-30
SMSA Palestine Acquistion Corp.
filed 2010-11-15
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-32160

SMSA PALESTINE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2809270
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Shuinan Industrial Area, Songxi County
Fujian Province, China	353500
(Address of principal executive offices)	(Zip Code)

(86) 0599-2335520
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2010
Common Stock, $0.001 per share	14,729,756 shares

SMSA Palestine Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2010

-i-

EXPLANATORY NOTE

In this report, unless the context otherwise requires, the terms “SMSA,” “Company,” “we,” “us,” and “our” refer to SMSA Palestine Acquisition Corp., a Nevada corporation and/or its subsidiaries, as the case may be. We are a Nevada holding company and conduct substantially all of our business through our operating subsidiary Fujian Yada Group Co., Ltd. in China.

On August 20, 2010, we entered into an Exchange Agreement (the "Exchange Agreement") with Sino Oriental Agriculture Group Ltd. ("Sino Oriental") and the shareholders of Sino Oriental. In connection the Exchange Agreement we issued 11,685,617 shares of our common stock to the shareholders of Sino Oriental, in exchange for all of the issued and outstanding capital stock of Sino Oriental. Prior to the Exchange Agreement, we were a shell company with nominal operations. Sino Oriental, through its wholly owned subsidiaries operates a green and organic food production and manufacturing business in the People's Republic of China. The acquisition of Sino Oriental has been accounted for as a "reverse merger". Accordingly, the historical financial statements contained in this report reflect the operations of the business of Sino Oriental and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This document contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These forward-looking statements are identified by, among other things, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that may cause actual results to differ from those projected include the risk factors specified below.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in the other reports and documents we file with the SEC.

-ii-

PART I—FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS.

SMSA Palestine Acquisition Corp.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009

Sales revenue	$18,003,393	$6,955,559	$50,654,461	$26,133,838
Cost of sales	(8,459,489)	(4,683,770)	(31,384,151)	(19,857,049)

Gross profit	9,543,904	2,271,789	19,270,310	6,276,789

Operating expenses
Administrative expenses	284,926	100,454	903,396	373,880
Selling expenses	455,727	22,572	1,042,170	133,483

	740,653	123,026	1,945,566	507,363

Income from operations	8,803,251	2,148,763	17,324,744	5,769,426
Government grant income	8,277	-	39,016	11,726
Other (loss) income - net	(125,470)	(160,599)	25,392	(71,268)
Net finance costs - Note 9	(336,892)	(124,407)	(699,841)	(355,924)

Income before income taxes	8,349,166	1,863,757	16,689,311	5,353,960
Income taxes - Note 8	88,219	(18,166)	(79,311)	163,208

Net income	$8,437,385	$1,845,591	$16,610,000	$5,517,168

Other comprehensive income
Foreign currency translation adjustments	843,372	20,500	968,966	4,391

Total comprehensive income	$9,280,757	$1,866,091	$17,578,966	$5,521,559

Earnings per share: basic and diluted - Note 10	$0.65	$0.16	$1.37	$0.47

Weighted average number of shares outstanding: basic and diluted	13,075,333	11,685,617	12,153,946	11,685,617

See the accompanying notes to condensed consolidated financial statement

SMSA Palestine Acquisition Corp.
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$11,326,206	$420,801
Restricted cash - Note 4	875,446	658,390
Trade receivables, net - Note 5	18,905,412	8,647,949
Other receivables, prepayments and deposits - Note 6	4,510,270	5,552,065
Inventories - Note 7	14,714,314	14,821,239
Deferred tax assets	244,154	181,566

Total current assets	50,575,802	30,282,010
Property, plant and equipment, net - Note 11	11,634,295	9,317,588
Deposit for acquisition of plant and equipment	239,520	-
Land use rights - Note 12	6,105,954	709,024

TOTAL ASSETS	$68,555,571	$40,308,622

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Trade payables	$3,808,318	$2,397,675
Bills payable - Note 4	1,347,300	1,085,580
Receipts in advance	182,092	1,199,127
Loans from third parties - Note 16	149,700	937,853
Other payables and accrued expenses - Note 13	2,432,126	1,514,191
Amounts due to related parties - Note 14	333,605	3,650,031
Income tax payable	154,449	145,730
Secured short-term borrowings - Note 15	6,124,227	6,645,510
Current maturities of secured long-term borrowings - Note 15	312,125	283,865

Total current liabilities	14,843,942	17,859,562
Deferred tax liabilities	27,996	28,116
Secured long-term borrowings - Note 15	-	22,005

TOTAL LIABILITIES	14,871,938	17,909,683

COMMITMENTS AND CONTINGENCIES - Note 18

STOCKHOLDERS' EQUITY
Common stock: par value $0.001 per share; authorized 100,000,000 shares as of September 30, 2010 and December 31, 2009; 11,685,617 shares issued and outstanding as of December 31, 2009; 14,729,756 shares issued and outstanding as of September 30, 2010 - Note 19	14,730	11,686
Additional paid-in capital - Note 19	17,607,910	3,900,726
Stock subscription receivable	(4,500)	-
Statutory reserve	2,279,570	2,183,139
Accumulated other comprehensive income	1,790,169	821,203
Retained earnings	31,995,754	15,482,185

TOTAL STOCKHOLDERS' EQUITY	53,683,633	22,398,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,555,571	$40,308,622

See the accompanying notes to condensed consolidated financial statements

SMSA Palestine Acquisition Corp.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

						Accumulated
	Common stock		Additional	Stock		other
	No. of		paid-in	subscription	Statutory	comprehensive	Retained
	shares	Amount	capital	receivable	reserve	income	earnings	Total

Balance, December 31, 2009	11,685,617	$11,686	$3,900,726	$-	$2,183,139	$821,203	$15,482,185	$22,398,939
Foreign currency translation adjustments	-	-	-	-	-	968,966	-	968,966
Net income	-	-	-	-	-	-	16,610,000	16,610,000
Appropriation to statutory reserve	-	-	-	-	96,431	-	(96,431)	-
Recapitalization – 19 (d)	1,104,732	1,105	(58,469)	(4,500)	-	-	-	(61,864)
Private placement	1,939,407	1,939	13,715,266	-	-	-	-	13,717,205
Increase in paid up capital of Misaky before the Reorganization	-	-	387	-	-	-	-	387
Increase in paid up capital of Sino Oriental before the Reorganization	-	-	50,000	-	-	-	-	50,000

Balance, September 30, 2010	14,729,756	$14,730	$17,607,910	$(4,500)	$2,279,570	$1,790,169	$31,995,754	$53,683,633

SMSA Palestine Acquisition Corp.
Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

	Nine months ended September 30,
	(Unaudited)
	2010	2009
Cash flows from operating activities
Net income	$16,610,000	$5,517,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	424,768	335,400
Gain on disposal of property, plant and equipment	(50,210)	-
Deferred taxes	(58,890)	(163,208)
Unrealized loss of forward exchange contracts	412,954	56,644
(Reversal of) provision for obsolete inventories	(165,178)	78,142
(Reversal of) provision for doubtful debts	(168,266)	8,372
Changes in operating assets and liabilities:
Trade receivables	(9,789,017)	(4,068,342)
Other receivables, prepayments and deposits	707,100	2,553,988
Inventories	583,639	(349,167)
Trade payables	1,334,296	4,218,862
Restricted cash held as collateral for forward exchange contracts	(137,547)	(216,687)
Receipts in advance	(1,020,604)	(3,944,520)
Other payables and accrued expenses	897,217	765,118
Income tax payable	5,139	(33,803)

Net cash flows provided by operating activities	9,585,401	4,757,967

Cash flows from investing activities
Payments to acquire and for deposit for acquisition of property, plant and equipment	(2,915,705)	(2,019,578)
Proceeds from disposal of property, plant and equipment	236,171	-
Payments to acquire land use right	(5,346,526)	-

Net cash flows used in investing activities	(8,026,060)	(2,019,578)

Cash flows from financing activities
Proceeds from secured borrowings	7,736,612	6,002,282
Repayments of secured borrowings	(8,388,192)	(3,877,017)
Decrease in loans from third parties	(797,754)	(15,663)
Increase in restricted cash held as collateral for bills payable	(64,178)	(43,953)
Increase in bills payable	238,576	146,530
Deemed distributions relating to the Reorganization - Note 2	-	(256,725)
Proceeds from issue of common stock of Misaky and Sino Oriental	50,387	-
Cash received from private placement - Note 19 (b)	13,717,205	-
Repayments to related parties	(3,321,853)	(4,630,173)

Net cash flows provided by (used in) financing activities	9,170,803	(2,674,719)

Effect of foreign currency translation on cash and cash equivalents	175,261	113

Net increase in cash and cash equivalents	10,905,405	63,783
Cash and cash equivalents - beginning of period	420,801	82,521

Cash and cash equivalents - end of period	$11,326,206	$146,304
Supplemental disclosures for cash flow information
Cash paid for:
Interest, net of capitalized interest	$597,948	$287,438
Income taxes	$133,062	$33,803

Non-cash financing activity:
Transfer of dividend payable to amounts due to related parties - Note 14	$-	$2,347,200

See the accompanying notes to Condensed Consolidated Financial Statements

SMSA Palestine Acquisition Corp.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information

(i)

SMSA Palestine Acquisition Corp. (the “Company”) was organized on May 21, 2008 as a Nevada corporation to effect the reincorporation of Senior Management Services of Palestine, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualified as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

On November 4, 2009, the Company entered into a share purchase agreement with Yang Yongjie, a resident of the Peoples Republic of China (the "PRC"), pursuant to which, he acquired 4.5 million shares of our common stock for $4,500 cash or $0.001 per share.

Prior to the completion of reverse takeover transaction (“RTO”) on August 20, 2010 as mentioned in Note 2(vi), the company was a development stage company for development of the Chinese restaurant concept. Following the completion of RTO on August 20, 2010, the Company commenced to be engaged in the production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(ii)
Misaky Industrial Limited (“Misaky”) was incorporated in Hong Kong on December 10, 2004, as a limited liability company with authorized capital of HK$10,000, divided into 10,000 common shares of HK$1 par value each, of which 3,001 common shares were issued and paid up. Before the acquisition by Sino Oriental Agriculture Group Limited (“Sino Oriental”) as described in note 2(v), Misaky was wholly owned by Zhan Youdai (“Mr. Zhan”) through a trust agreement with Cai Yang Bo. The sole director of Misaky is Mr. Zhan. The principal business of Misaky is investment holding and only holds 100% equity interest in Fujian Yada Group Co., Ltd. (“Fujian Yada”).

(iii)

Sino Oriental Agriculture Group Limited (“Sino Oriental”) was incorporated in the British Virgin Islands (the “BVI”) on January 4, 2010 as a limited liability company with authorized, issued and paid up capital of $50,000, divided into 50,000 common shares of $1 par value each. Prior to the completion of RTO on August 20, 2010, the 50,000 common shares were held as to 38,455 shares, representing 76.9% equity interest, by Mr. Zhan through a trust agreement with Cai Yang Bo and 11,545 shares, representing 23.1% equity interest, by other noncontrolling shareholders. The sole director of Sino Oriental is Mr. Zhan. The principal business of Sino Oriental is investment holding and only holds 100% equity interest in Misaky.

(iv)

Fujian Yada Group Co., Ltd. (“Fujian Yada”) was established in the PRC on February 6, 2001 as a limited liability company. The paid up capital of Renminbi (“RMB”) 30,000,000 was held as to 97% by Mr, Zhan and 3% by Liufeng Zhou, Mr. Zhan's spouse respectively and was transferred to Misaky on May 26, 2010 as stated in Note 2(iv). The principal activities of the Company are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(v)

Fujian Yaxin Food Co., Ltd. (“Yaxin”) was established in the PRC on April 2, 2007 as a limited liability company. Before the acquisition by the Fujian Yada as stated in Note 2(i), the paid up capital of RMB10,000,000 was wholly held by Mr. Zhan. The principal activities of Yaxin are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(vi)

Fujian Shengda Import & Export Trading Co., Ltd. (“Shengda”) was established in the PRC on June 5, 2007 as a limited liability company. Before the acquisition by the Fujian Yada as stated in Note 2(ii), the paid up capital of RMB5,000,000 was held as to 90% by Mr. Zhan and 10% by Liufeng Zhou, Mr. Zhan's spouse. The principal activity of Shengda is trading of the Company's agricultural products to oversea customers.

(vii)

Fujian Xinda Food Co., Ltd. (“Xinda”) was established in the PRC on February 5, 2005 as a limited liability company. Before the acquisition by the Company as stated in Note 2(iii), the paid up capital of RMB5,000,000 was held as to 30% by Mr. Zhan and 70% by Liufeng Zhou, Mr. Zhan's spouse. The principal activities of Xinda are production and marketing of bamboo shoots.

(viii)

Shanghai Yada Green Food Co., Ltd. (“Shanghai Yada”) was established in the PRC on September 15,2010 as a limited liability company with registered and paid up capital of RMB2,000,000 and is a wholly owned subsidiary of Fujian Yada. The principal activities of Shanghai Fujain are trading and marketing of food products.

(ix)

Fuzhou Yada Green Food Co., Ltd. (“Fuzhou Yada”) was established in the PRC on October 15, 2010 as a limited liability company with registered and paid up capital of RMB1,000,000 and is a wholly owned subsidiary of Fujian Yada. The principal activities of Shanghai Fujain are trading and marketing of food products.

2.	Reorganization

To rationalize the group structure, the Company, Fujian Yada, Yaxin, Shengda and Xinda reorganized their group structure (the “Reorganization”) as follows:

(i)

Fujian Yada entered into two separate agreements with Mr. Zhan to acquire Mr. Zhan's 90% and 10% equity interest in Yaxin on April 10, 2008 and October 26, 2009 respectively at cash considerations of RMB9,000,000 (equivalent to $1,320,300) and RMB1,000,000 (equivalent to $146,700) respectively, equivalent to the paid up capital of Yaxin.

(ii)

Fujian Yada entered into two separate agreements with Mr. Zhan and his spouse, Liufeng Zhou to acquire their 100% equity interest in Shengda on April 8, 2008 and October 26, 2009 respectively at cash considerations of RMB4,500,000 (equivalent to $660,150) and RMB500,000 (equivalent to $73,350), equivalent to the paid up capital of Shengda.

(iii)

On March 23, 2008, Fujian Yada entered into an agreement with Mr. Zhan and his spouse, Liufeng Zhou to acquire their 95% equity interest of Xinda at a cash consideration of RMB475,000 (equivalent to $69,683), equivalent to the then Xinda's 95% paid up capital of RMB500,000. On October 26, 2009, the Company acquired their remaining 5% equity interest of Xinda at a cash consideration of RMB250,000 (equivalent to $36,675), equivalent to the then Xinda's 5% paid up capital of RMB5,000,000.

(iv)

On April 13, 2010, Mr. Zhan and Liufeng Zhou, Mr. Zhan's spouse, entered into an agreement with Misaky, a limited liability company incorporated in Hong Kong, pursuant to which Misaky agreed to acquire their 100% equity interest in the Company at a cash consideration of RMB31,157,000.

(v)

On July 2, 2010, the shareholder of Misaky entered into an agreement with Sino Oriental, pursuant to which Sino Oriental agreed to acquire 100% equity interest in Misaky at a cash consideration of HK$3,001, equivalent to the issued and paid up share capital of Misaky.

(vi)

On August 20, 2010, the Company entered into a share exchange agreement with the shareholders of Sino Oriental to acquire their 100% of the issued and outstanding common shares in Sino Oriental by issuance of 11,685,617 shares of the Company's common stock with par value of $0.001 each. On the same date, the Company entered into a share cancellation agreement with Mr. Yang, the majority shareholder of the Company, pursuant to which Mr. Yang agreed to surrender for cancellation of 3,895,272 shares of the Company's outstanding common stock.

The aggregate cash consideration of $2,306,858 paid to Mr. Zhan and his spouse, Liufeng Zhou stated in Notes 2 (i), (ii) and (iii) is deemed distribution in connection of the transactions. Upon the completion of Reorganization on August 20, 2010, Fujian Yada, Yaxin, Shengda and Xinda became the wholly owned subsidiaries of the Company.

3.	Summary of significant accounting policies

Basis of consolidation and presentation

Before and immediately after the completion of Reorganization, the Company, Fujian Yada, Yaxin, Shengda and Xinda are under the common control of Mr. Zhan and his spouse, Liufeng Zhou. Accordingly, accounting for recapitalization is adopted for the preparation of condensed consolidated financial statements to present the combined results of operations and financial position of the Company, Fujian Yada, Yaxin, Shengda and Xinda as if the current group structure, which means that Fujian Yada, Yaxin, Shengda and Xinda are wholly owned subsidiaries of the Company, had been in existence at the beginning of the reporting period.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles gennerally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of September 30, 2010 and December 31, 2009, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of September 30, 2010, the Company did not have any balance of gross trade receivables due from individual customer that represented 10% or more of the Company's gross trade receivables.

As of December 31, 2009, except for a receivable balance from one customer which represents 12% of gross trade receivables, no any other single customer's receivable balance was considered to be large enough to pose a significant credit risk to the Company.

Fair value of financial instruments

The Company adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157) on January 1, 2008. The adoption of ASC 820 did not materially impact the Company's financial position, results of operations or cash flows.

ASC 820 requires the disclosure of the estimated fair value of financial instruments. The carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturity of such instruments.

Derivative financial instruments

The Company is for derivative financial instruments in accordance with the Topic ASC 815 “Derivatives and Hedging”. The topic requires the Company to recognize the value of derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.

The Company enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage its exposure to the foreign currency exchange risk related to the trade receivable denominated in Japanese Yen (“JPY”). The Company does not enter into forward exchange contracts for trading or speculative purposes. In accordance with US GAAP, the forward exchange contracts are considered as “derivatives not designated as hedging instruments”. Therefore, the foreign exchange contracts are recorded at fair value, with the gain or loss on these transactions recorded in the condensed consolidated statements of income and comprehensive income within “other (loss) income - net” in the period in which they occur. As of September 30, 2010 and December 31, 2009, the Company had outstanding forward exchange contracts to sell totaling JPY617,000,000 and JPY500,000,000 respectively with maturities of less than one year.

Fair value measurements

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The Company uses the following three levels of inputs in determining the fair value of the Company's assets and liabilities, focusing on the most observable inputs when available:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -	Observable inputs other than quoted prices in active markets for identical assets or liabilities.
Level 3 -	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 2 inputs as of September 30, 2010 and December 31, 2009:

Included in the following
items of condensed
	consolidated	Total fair value
	balance sheets	measurement as of
		September	December
		30, 2010	31, 2009
		(Unaudited)	(Audited)

Derivative financial assets - forward exchange contracts	Other receivables, prepayments and deposits	$8,234	$24,902

Derivative financial liabilities - forward exchange contracts	Other payables and accrued expenses	$573,586	$167,877

	Included in
	the
	following
	items of
	condensed
	consolidated
	statements	Three months ended		Nine months ended
	of income	September 30,		September 30,
		2010	2009	2010	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Realized loss recorded - forward exchange contracts	Other (loss) income - net	$-	$(27,097)	$(2,339)	$(23,936)
Unrealized loss recorded - forward exchange contracts	Other (loss) income - net	(236,361)	(323,694)	(412,954)	(56,644)
Total (loss) recorded		$(236,361)	$(350,791)	$(415,293)	$(80,580)

The Company estimates the fair value of forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the nine months ended September 30, 2010 and 2009.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company's financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company's financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company's financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on its financial statements and results of operation and is currently not yet in a position to determine such effects.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company's financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. The adoption of this ASU update has no material impact on the Company's financial statements.

4.	Restricted cash and bills payable

Restricted cash as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Bank deposits held as collateral for forward exchange contracts	$471,256	$325,381
Bank deposits held as collateral for bills payable	404,190	333,009

	$875,446	$658,390

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 30% - 40% of the bills amount at the time of issuance. The bills payable was also guaranteed by third parties. These deposits will be used to settle the bills at maturity.

When the Company enters into forward exchange contracts with the bank, it is required to place deposits with reference to the nominal amount. These deposits will be used to settle loss on the forward exchange contracts or return to the Company at the earlier of maturity date or exercise date.

5.	Trade receivables, net

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Trade receivables	$18,925,306	$8,835,685
Less : Allowance for doubtful accounts	(19,894)	(187,736)

Balance at end of period	$18,905,412	$8,647,949

Trade receivables with carrying value of $480,965 as of September 30, 2010 were pledged as collateral under certain loan agreements (see Note 15). No trade receivables were pledged as of December 31, 2009.

6.	Other receivables, prepayments and deposits

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Prepayments *	$3,024,618	$4,797,800
Deposits	686,524	-
Derivative financial assets - forward exchange contracts - Note 3	8,234	24,902
VAT tax recoverable	-	418,895
Other receivables	790,894	310,468

	$4,510,270	$5,552,065
* Represents primarily prepayments for the production of fresh produce which are expected to be recorded as cost of sales upon harvest within one year.

7.	Inventories

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials and packaging materials	$3,700	$700,487
Bamboo and other growing crops	7,936,458	7,929,141
Finished goods	6,848,067	6,429,341

	14,788,225	15,058,969
Less: Provision for obsolete inventories	(73,911)	(237,730)

	$14,714,314	$14,821,239

As of September 30, 2010 and December 31, 2009, the inventories with carrying amount of $838,320 and $1,995,120 were pledged as collateral under certain loan agreements (see Note 15).

8.	Income taxes

United States

SMSA Palestine Acquisition Corp. is subject to the United States of America Tax Law at a tax rate of 34%. No provision for US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Sino Oriental was incorporated in the BVI and, under the current lasws of the BVI, are not subject to income taxes.

Hong Kong

Misaky is incorporated in Hong Kong and subject to profit tax rate of 16.5% on the assessable profits during the reporting period. No provision for Hong Kong profit tax has been made on Misaky had no taxable income in this jurisdiction for the reporting period.

PRC

Pursuant to the new PRC's enterprise income tax (“EIT”) law, Fujian Yada, Yaxin, Xinda, Shengda, Shanghai Yada and Fuzhou Yada are subject to EIT at the statutory rate of 25%. In addition, the Company's profits generated from its fresh produce, which have been qualified as agriculture product under the EIT law, are exempted from EIT.

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company's income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company's financial position is not significant. The management evaluated the Company's overall tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of September 30, 2010 and December 31, 2009.

9.	Net finance costs

Details of finance costs are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Total interest cost incurred	$328,207	$123,417	$597,948	$361,629
Less: Interest capitalized	-	-	-	(74,191)

Net interest cost	328,207	123,417	597,948	287,438
Other finance costs	8,685	990	101,893	68,486

	$336,892	$124,407	$699,841	$355,924

10.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. 523,640 anti-dilutive warrants were excluded from the calculation of earnings per share for the three and nine months ended September 30, 2010. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the reorganization of stockholders' equity as if the Reorganization occurred as of the beginning of the first period presented.

11.	Property, plant and equipment, net

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Cost:
Buildings	$10,240,521	$9,204,350
Plant and machinery	1,371,212	1,597,492
Motor vehicles	126,071	54,088
Electronic equipment	129,314	98,515
Leasehold improvements	163,789	-

	12,030,907	10,954,445
Accumulated depreciation	(1,967,993)	(1,636,857)
Construction in progress	1,571,381	-

Net	$11,634,295	$9,317,588

During the reporting periods, depreciation charge is included in:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)

	2010	2009	2010	2009
Cost of sales and overheads of inventories	$122,607	$81,758	$276,115	$241,724
Selling expenses	17,636	453	29,540	1,360
Administrative expenses	5,745	41,751	90,364	80,682

	$145,988	$123,962	$396,019	$323,766

As of September 30, 2010 and December 31, 2009, buildings and plant and machinery with carrying amount of $8,818,514 and $9,272,656 were pledged as collateral under certain loan arrangements, respectively (Note 15).

During the nine months ended September 30, 2010, property, plant and equipment with net book value of $185,961 were disposed of at a consideration of $236,171, resulting in a gain of $50,210. There was no disposal during the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, the Company capitalized interest of $74,191 to the cost of property, plant and equipment. There was no capitalized interest during the nine months ended September 30, 2010.

12.	Land use rights

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Land use rights	$6,203,635	$776,168
Accumulated amortization	(97,681)	(67,144)

	$6,105,954	$709,024

The Company obtained the right from the relevant PRC land authority or Villagers' Committees for a period of twenty or fifty years to use the land on which the office premises, production facilities, growing crops and warehouse of the Company are situated. As of September 30, 2010 and December 2009, land use rights with carrying amounts of $711,643 and $709,024 were pledged as collateral under certain loan arrangements (Note 15).

During the nine months ended September 30, 2010 and 2009, amortization amounted to $28,749 and $11,634 respectively. During the three months ended September 30, 2010 and 2009, amortization amounted to $20,900 and $3,879 respectively. The estimated amortization expense for each of the five succeeding years is $223,247 each year.

13.	Other payables and accrued expenses

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Withholding tax payable - Note 14	$586,800	$586,800
Pension payable	492,173	333,229
Derivative financial liabilities - forward exchange contracts - Note 3	573,586	167,877
VAT payable	287,877	-
Salaries payable	237,291	106,534
Accrued audit fee	17,964	161,370
Other payables	236,435	158,381

	$2,432,126	$1,514,191

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

14.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Liufeng Zhou, Mr. Zhan's spouse, and are interest-free, unsecured and repayable on demand.

On March 21, 2009, the company declared a dividend of RMB20,000,000 (equivalent to $2,934,000), of which $2,347,200 was transferred to amounts due to related parties in accordance with a loan agreement entered into between Mr. Zhan, and Liufeng Zhou, Mr. Zhan's spouse and the Company. The remaining balance of $586,800, representing withholding tax on dividend declared in accordance with PRC Tax Law, was included in other payables and accrued expenses (Note 13).

15.	Secured borrowings

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Secured short-term borrowings - Note 15(a)	$6,124,227	$6,645,510
Current maturities of secured long-term borrowings	312,125	283,865

	$6,436,352	$6,929,375

Secured long-term borrowings - Note 15(b) Interest bearing:
- at 2.4% per annum - Note 15(c)	$289,670	$283,865
- at 14.4% per annum	22,455	22,005

	312,125	305,870
Less: current maturities	(312,125)	(283,865)

	$-	$22,005

Notes:

(a)	The weighted-average interest rate on short-term borrowings as of September 30, 2010 and December 31, 2009, were 5.48% and 6.14%, respectively.

(b)	Long-term borrowings were repayable as follows:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Within one year	$312,125	$283,865
After one year but within two years	-	22,005

	$312,125	$305,870

(c)	The amount represents a loan from Financial Bureau, Songxi County of the PRC through an entrusted loan arrangement with a bank.

As of September 30, 2010, the Company's banking facilities were composed of the following:

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$6,436,352	$6,436,352	$-

The secured borrowings were secured by the following:

(i)	The Company's assets with following carrying values:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Property, plant and equipment (Note 11)	$8,818,514	$9,272,656
Trade receivable (Note 5)	480,965	-
Land use rights (Note 12)	711,643	709,024
Inventories (Note 7)	838,320	1,995,120

	$10,849,442	$11,976,800

(ii)	Guarantees executed by third parties;
(iii)	Guarantees executed by Mr. Zhan and Liufeng Zhou, Mr. Zhan's spouse; and
(iv)	Guarantees executed by certain staff of the Company.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

16.	Loans from third parties

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Interest bearing - Note 16(a)	$-	$733,500
Non-interest bearing	149,700	204,353

	$149,700	$937,853

a.	Interest bearing at a fixed rate of 9% to 24% per annum.

b.	All the loans from third parties are unsecured and repayable on demand or within one year.

17.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $162,972 and $85,041 for the nine months ended September 30, 2010 and 2009 respectively.

18.	Commitments and contingencies

Capital commitment

As of September 30, 2010, and December 31, 2009, the capital commitments was $4,716,019 and $Nil.

Operating lease commitment

The Company leases certain land lease contracts under operating leases. The future minimum lease payments under non- cancelable operating leases are as follows at September 30, 2010:

2011	$3,213,864
2012	3,179,899
2013	3,129,479
2014	3,113,461
2015	3,113,461
Thereafter	53,462,511

$69,212,675

Rental expense for operating leases amounted to $2,058,762 and $1,559,839 for the nine months ended September 30, 2010 and 2009, respectively, have been recorded in cost of sales and inventories.

Rental expense for operating leases amounted to $889,486 and $518,755 for the three months ended September 30, 2010 and 2009, respectively, have been recorded in cost of sales and inventories.

Registration payment arrangement

On August 20, 2010, the Company completed a private placement of 1,939,407 shares of common stock and three-year warrants to purchase up to 387,881 shares of common stock at an exercise price of $9.45 per share. In connection with the private placement, three-year warrants to purchase up to 135,759 shares of common stock at an exercise price of $9.45 per share were issued to the Placement Agent.

Pursuant to the subscription agreement, the Company was required to file a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended, (i) registering for resale by the investors 1,939,407 shares of common stock and warrants to purchase up to 387,881 shares of common stock issued to the investors; and (ii) registering for resale for the Placement Agents for the warrants to purchase up to 135,759 shares of common stock (all of the foregoing securities being collectively referred herein as the “Registrable Securities”). The Company agreed to use its best efforts to file the Registration Statement within 30 days from the closing date (the “Closing Date”), August 20, 2010, (the “Registration Filing Date”) and to have the Registration Statement declared effective prior to the 150th day of Closing Date (the “Registraction Effective Date”).

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 0.5% per month of the aggregated amount invested by such investors in the private placement until the registration statement has been filed and/or declared effective, but the maximum amount of liquidated damages is capped at 6% on aggregated amount invested by such investors. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. As of September 30, 2010 and up to the date of approval of these financial statements, it is not considered probable that the Company will be required to make any material payments under the registration rights arrangement and therefore no provision for such liability has been made.

19.	Common stock and additional paid-in capital

			Additional
	Number of		paid-in
	Shares	Amount	capital

Balance, December 31, 2009	11,685,617	$11,686	$3,900,726
Recapitalization - Note 19 (d)	1,104,732	1,105	(58,469)
Private placement - Note 19 (b)	1,939,407	1,939	13,715,266
Increase in paid up capital of Misaky before the Reorganization	-	-	387
Increase in paid up capital of Sino Oriental before the Reorganization	-	-	50,000

Balance, September 30, 2010	14,729,756	$14,730	$17,607,910

Notes:

(a)

On August 20, 2010, the Company issued 11,685,617 shares of common stock at par value $0.001 each to the shareholders of Sino Oriental in exchange for their 100% issued and outstanding common stock in Sino Oriental.

(b)

On August 20, 2010, the Company completed a private placement of 1,939,407 shares of common stock and three-year warrants to purchase up to 387,881 shares of common stock at an exercise price of $9.45 per share for a gross proceed of $15,282,527 with related issuance expenses of $1,565,322. In connection with the private placement, three-year warrants to purchase up to 135,759 shares of common stock at an exercise price of $9.45 per share were issued to Placement Agent.

(c)	On August 20,2010, 3,895,272 shares of the Company's common stock, which were held by a shareholder, Mr. Yang Yongjie, were cancelled.

(d)	The Company's issued and outstanding 1,104,732 shares of common stock prior to the RTO were accounted for as $61,864, the net liabilities of the Company at the time of RTO.

20.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly fresh produce and processed produce and operating results of the Company and, as such, the Company has determined that the Company has two operating segments as defined by ASC 280, “Segments Reporting” (previously SFAS 131): Fresh produce and processed produce.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments' gross profit. There is no inter- segment sales or transfers during the three and nine months ended September 30, 2010 and 2009. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009

Revenue from external customers	$35,083,556	$22,525,192	$15,570,905	$3,608,646	$50,654,461	$26,133,838
Segment profit	$13,668,997	$6,144,154	$5,601,313	$132,635	$19,270,310	$6,276,789

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009

Revenue from external customers	$12,580,348	$5,190,006	$5,423,045	$1,765,553	$18,003,393	$6,955,559
Segment profit	$6,671,499	$1,847,610	$2,872,405	$424,179	$9,543,904	$2,271,789

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Total consolidated revenue	$18,003,393	$6,955,559	$50,654,461	$26,133,838

Total profit for reportable segments	$9,543,904	$2,271,789	$19,270,310	$6,276,789
Unallocated amounts relating to operations:
Administrative expenses	(284,926)	(100,454)	(903,396)	(373,880)
Selling expenses	(455,727)	(22,572)	(1,042,170)	(133,483)
Government grant income	8,277	-	39,016	11,726
Other (loss) income - net	(125,470)	(160,599)	25,392	(71,268)
Net finance costs	(336,892)	(124,407)	(699,841)	(355,924)

Income before income taxes	$8,349,166	$1,863,757	$16,689,311	$5,353,960

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

PRC	$17,319,315	$5,752,805	$48,182,082	$23,436,126
Japan	684,078	1,202,754	2,472,379	2,697,712

Total	$18,003,393	$6,955,559	$50,654,461	$26,133,838

During the reporting periods, no individual customer represented 10% or more of the Company's consolidated revenue.

21.	Related party transactions

Apart from the transactions as disclosed in notes 14 and 15 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the nine months ended September 30, 2010 and 2009.

22.	Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2010 through the date the financial statements were issued and has determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements”. You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

OVERVIEW

Prior to August 20, 2010 we were a shell company with nominal operations. On August 20, 2010, we entered into the Exchange Agreement with Sino Oriental and the shareholders of Sino Oriental. In connection the Exchange Agreement we issued 11,685,617 shares of our common stock to the shareholders of Sino Oriental, in exchange for all of the issued and outstanding capital stock of Sino Oriental. The acquisition of Sino Oriental has been accounted for as a "reverse merger". Accordingly, the historical financial statements and the discussion of results of operations contained in this report, reflect the operations of the business of Sino Oriental and its subsidiaries.

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. Bamboo shoot products accounted for 49% of our revenue in 2009, while fresh vegetables and fruit accounted for 38% of revenue, processed vegetables for 5% of revenue, and bamboo wood for 8% of revenue, respectively. We have an integrated production line consisting of planting, manufacturing and sales of final products. We can supply around most of fresh raw material from our own land. We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as the Japanese market. In 2009, we derived approximately 86% of our revenue in China and approximately 14% in Japan. Agricultural products are naturally subject to seasonality tied to their local growing season. For example, our fresh bamboo shoots, an important revenue driver, are only available for sale from approximately December through April. As a result, our fourth and first quarter revenues tend to be significantly higher than our second and third quarter revenues. We seek to offset the impact of seasonality on our revenues by managing a diversified portfolio of products. In addition to product diversification, we use cold storage facilities to preserve some of our fresh products to extend their season and time market sales to improve gross margin. We also maintain research and development facilities which focus on the development of unique products which either have unique size or flavor characteristics or which have the potential to expand the market for products, such as our high PH bamboo shoots.

We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale. Accordingly, our ability to grow is dependent in part on the size of lands we control under lease, and our processing and storage capacity. We are currently experiencing rapid growth in our business and continually seek to procure additional lands for planting. We anticipate making capital expenditures over the next twelve to 24 months to increase our cold storage capacity, increase production resources and establish new corporate offices.

Our growth strategy is currently centered on the following five initiatives:

  Expand our planting base.
  Improve our profitability by continuously introducing new high value added products.
  Further expand our domestic sales and distribution network and enter new markets.
  Increase our cold storage capacity.
  Further enhance our brand recognition.

We are continuing to invest in new forest and planting bases. The table below summarizes our planting bases as of December 31, 2009, October 31, 2010 and our anticipated expansion through the end of 2010.

	December 31, 2009	October 31, 2010	December 31, 2010 (est.)
Bamboo forest	17,300 acres (70.01 square kilometers)	21,694 acres (87.79 square kilometers)	28,800 acres (116.55 square kilometers)
Vegetables & Fruits	10,400 acres (42.09 square kilometers)	10,729 acres (43.42 square kilometers)	11,400 acres (46.13 square kilometers)

Through our research and development initiatives we plan to introduce at least one or two new products per year with the potential capture higher gross margins and improve profitability. We launched the sale of our proprietary high PH bamboo shoot product line in April 2010, and have experienced gross margins of approximately 70% on sales of that product through September 30, 2010. Gross margins for the nine months ended September 30, 2010 increased to 38% as a result of product mix, including the sale of more high margin products such as bamboo wood and the new high PH bamboo shoots.

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of internal sales team members, outside sales agents and markets served at December 31, 2009 and September 30, 2010.

	December 31, 2009	September 30, 2010
Internal Sales Team Members	27	66
Distributors and agents	84	116

We have a 1,500 metric ton cold storage facility for storing fresh and semi-finished products, which is fully utilized. We are investing approximately $2.9 million in a new 10,000 metric ton cold storage facility in order to meet the requirements of our existing products and the anticipated need for recent new product launches. As of November 2010, the construction plan has been finalized and the construction work has commenced.

We have been gaining brand recognition in China, especially in Fujian Province. We will further enhance our branding through branded counters in supermarkets. We also plan to open a number of new exclusive Yada-branded distribution locations in select locations in China. At September 30, 2010 we had expanded our sales to approximately 700 supermarket stores and had opened 3 Yada-branded distribution locations.

RECENT DEVELOPMENTS

In the first nine months of 2010, our sales revenue grew by 94% to $50.7 million, from $26.1 million in the same period of 2009. Net income grew by 201% in the first nine months of 2010 to $16.6 million, from $5.5 million in the same period of 2009. Our gross margin for the first nine months of 2010 was approximately 38%.

On August 20, 2010, we acquired all of the outstanding capital stock of Sino Oriental. a British Virgin Islands company in exchange for the issuance of 11,685,617 newly issued shares of our common stock. Sino Oriental is a holding company whose sole asset is 100% of the outstanding the capital stock of Misaky, a Hong Kong company. Misaky is also a holding company whose sole asset is 100% of the outstanding capital stock of Fujian Yada, a company formed in the People's Republic of China. Fujian Yada has three operating subsidiaries each of which are formed in, and operate in, the People's Republic of China. The acquisition of Sino Oriental and its subsidiaries was accounted for as a reverse merger.

Also on August 20, 2010, under the terms of the Securities Purchase Agreement, we sold 1,939,407 units, each consisting of one share of our common stock and a warrant to purchase one-fifth of a share of our common stock, to certain institutional investors for a total of $15.3 million. The warrants entitle their holders to purchase, in the aggregate, 387,881 shares of our common stock. In addition, we issued to the Placement Agents and the financial advisor warrants to purchase 135,759 shares of our common stock. The warrants are exercisable at a price of $9.45 per share and have a term of three years.

CRITICAL ACCOUNTING POLICIES

Allowance for doubtful debts

We establish an allowance for doubtful accounts based on management's assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance, management consider the historical level of credit losses and applies percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, management established the general provisioning policy to make allowance equivalent to 30% of gross amount of trade receivables due between one and two years and 100% of gross amount of accounts receivable due over 2 years. Additional specific provision is made against trade receivables whenever they are considered to be doubtful.

Bad debts are written off when identified. We extend unsecured credit to certain customers ranging from one to three months in the normal course of business. We do not accrue interest on trade accounts receivable.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using the weighted average cost method for finished goods, raw materials and packaging materials. Finished goods include fresh and processed produce while raw materials and packaging materials consist primarily of purchased fresh and processed produce and containers.

Expenditures on bamboo and other growing crops are valued at the lower of cost or market and are deferred and charged to cost of sales when the related produce is harvested and sold. The deferred growing costs included in inventories in the consolidated balance sheets consist primarily of land rental cost and service costs.

In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase or decrease with our projected demand requirements and market conditions. We estimate the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, we estimate net realizable value based on intended use, current market value and inventory ageing analyses. We write down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, we established a general provision to make a 20% provision for inventories aged between one and two years and 100% provision for inventories aged over 2 years.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on the straight-line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment. The principal useful lives and residual value are as follows:

	Estimated useful lives	Residual value
Buildings	30 years	5%
Plant and machinery	5 - 10 years	5%
Motor vehicles	5 years	5%
Electronic equipment	5 years	5%
Leasehold improvement	Over lease term	-

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress mainly represents expenditures in respect of our offices and factories under construction. All direct costs relating to the acquisition or construction of the Company's office and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 20 or 50 years obtained from the relevant PRC land authority or Villager's Committee.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 "Impairment or Disposal of Long-Lived Assets" (previously Statement of Financial Accounting Standards ("SFAS") No. 144). We periodically evaluate potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We recognize impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, we have not identified any indicators that would require testing for impairment.

Capitalized interest

The interest cost associated with the major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Revenue recognition

Revenue from sales of our products is recognized upon customer acceptance, which occurs at the time of delivery to customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured.

Revenue from sales of our product represents the invoiced value of goods, net of the value-added tax ("VAT"). Our processed produce products that are sold in the PRC are subject to VAT at a rate of 17% of the gross sales price. This VAT may be offset by VAT we pay on raw materials, other materials or costs included in the cost of producing our processed produce products.

Government grants

Government grants are received for compensation of finance costs already incurred or for good performance of the Company and are recognized when the approval documents are obtained from the relevant government authorities.

For compensation of finance costs, we match and offset the government grants with the finance costs as specified in the grant approval document in the corresponding period when such expenses are incurred. Government grants received for good performance of the Company are recognized as income in the period they become recognizable.

Cost of sales

Cost of sales consists primarily of land rental cost and service costs, materials costs, purchasing and receiving costs, inspection costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the cost of fresh and processed produce and production of products. Write-down of inventories to lower of cost or market is also recorded in cost of sales.

Administrative expenses

Administrative expenses consist primarily of office expenses, entertainment, traveling expenses, depreciation, audit fee, salaries and staff pension which are incurred at the administrative level and exchange difference.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Income taxes

We use the asset and liability method of accounting for income taxes pursuant to ASC 740 "Income Taxes" (previously SFAS No. 109). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We file separate tax returns in the United States and China. Income taxes of the Company's PRC subsidiary are calculated in accordance with taxation principles currently effective in the PRC. For SMSA Palestine Acquisition Corp., applicable U.S. tax laws are followed. We expect that the tax rate of 25% currently applicable to Fujian Yada will remain unchanged in 2010.

In 2007, China passed the New EIT Law and its implementing rules, both of which became effective on January 1, 2008. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous law. The New EIT Law, however, (i) reduces the statutory rate of enterprise income tax from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria.

Substantially all of our income may be derived from dividends it receives from its PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to it by its PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see "Risk Factors — Risks Associated with Doing Business in China — Under the New EIT Law, we may be classified as a 'resident enterprise' of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders."

Advertising, transportation, research and development expenses

Advertising, transportation, research and development expenses are charged to expense as incurred.

Dividends

Dividends are recorded in our financial statements in the period in which they are declared.

Comprehensive income

We have adopted ASC 220, "Comprehensive Income" (previously SFAS No. 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. We maintain our financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company that are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholder's equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity.

Derivative financial instruments

We account for derivative financial instruments in accordance with the Topic ASC 815 "Derivatives and Hedging". The topic requires us to recognize the value of derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.

We enter into foreign currency forward exchange contracts ("forward exchange contracts") to manage its exposure to the foreign currency exchange risk related to the trade receivable denominated in JPY. The Company does not enter into forward exchange contracts for trading or speculative purposes. In accordance with US GAAP, the forward exchange contracts are considered as "derivatives not designated as hedging instruments". Therefore, the forward exchange contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of income within "other net income (loss)" in the period in which they occur.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the three months			For the three months
Item	ended			ended
	September 30, 2010			September 30, 2009
(Unaudited)	(As reported)			(As reported)
	In	As a		In	As a
	Thousands	Percentage		Thousands	Percentage
		of			of
		Net Sales			Net Sales
Net Sales	$18,003	100%		$6,956	100%
Cost of Sales	(8,459)	(47%	)	(4,684)	(67%	)
Gross profit	9,544	53%		2,272	33%
Selling and administrative expenses	(741)	(4%	)	(123)	(2%	)
Operating income	8,803	49%		2,149	31%
Government Grant Income	8	-		-	-
Other net loss	(125)	(1%	)	(161)	(2%	)
Net finance costs	(337)	(2%	)	(124)	(2%	)
Income before income taxes	8,349	46%		1,864	27%
Income tax credit	88	1%		(18)	-
Net income	8,437	47%		1,846	27%

The functional currency of the Company is RMB; however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.761 to $1 for the three months ended September 30, 2010 and the rate of RMB 6.821 to $1 for the three months ended September 30, 2009.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the three months ended September 30, 2010 our net sales were $18.0 million compared to $7.0 million for the same period last year, an increase of $11.0 million or approximately 157%. The increase was primarily due to overall increased demand for our products in the Chinese domestic market, and to a lesser extent to the sales of our newly launched high PH bamboo shoots.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the three months ended September 30, 2010 our cost of sales were $8.5 million compared to $4.7 million for the same period last year, an increase of $3.8 million or approximately 81%. This increase was primarily due to the increase of sales volume. As a percentage of net sales, the cost of sales decreased to approximately 47% for the three months ended September 30, 2010 from approximately 67% for the three months ended September 30, 2009.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $9.5 million for the three months ended September 30, 2010, compared to $2.3 million for the same period last year, an increase of $7.2 million or approximately 313 percent. Gross profit as a percentage of net sales was approximately 53% and 33% for the three months ended September 30, 2010 and 2009, respectively. The increase in the gross margin when comparing the two periods was primarily driven by the relatively greater contribution in the more recent period from products such as bamboo wood and high PH bamboo shoots with higher gross margin.

Selling and Administrative Expenses. Our selling and administrative expenses increased $0.6 million, or approximately 502%, to $0.7 million for the three months ended September 30, 2010 from $0.1 million for the three months ended September 30, 2009.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses increased to $0.46 million for the three months ended September 30, 2010. We did not have material selling expenses for the three months ended September 30, 2009. As a percentage of net sales, selling expenses for the three months ended September 30, 2010 were approximately 3%, as compared to 0% for the three months ended September 30, 2009. Both the dollar and percentage increase of our selling expenses is generally attributable to the increase in the expenses associated with our sales expansion in Chinese domestic market.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased $0.18 million, or approximately 180%, to $ 0.28 million for the three months ended September 30, 2010 from $0.10 million for the three months ended September 30, 2009. The increase is mainly attributed to the professional fees paid to third parties that we did not incur during the three months ended September 30, 2009, and to a lesser extent to the increase in salaries, depreciation costs and travel expenses. As a percentage of net sales, administrative expenses remained relatively unchanged at approximately 1% for the three months ended September 30, 2010 and the three months ended September 30, 2009.

Net Finance Costs. Our net finance costs increased to $0.3 million for the three months ended September 30, 2010 from $0.1 million for the three months ended September 30, 2009. The increase is mainly due to the increase in average bank loan balances.

Income Taxes. We had income tax credit of $0.09 million for the three months ended September 30, 2010, as compared to an income tax expense of $0.02 million for the three months ended September 30, 2009. This was primarily attributable to the tax loss, due primarily to our tax exemption on profits from fresh produce, incurred for the three months ended September 30, 2010.

Net Income. Our net income increased by $6.6 million or approximately 357%, to $8.4 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the nine months			For the nine months
Item	ended			ended
	September 30, 2010			September 30, 2009
(Unaudited)	(As reported)			(As reported)
	In	As a		In	As a
	Thousands	Percentage		Thousands	Percentage
		of			of
		Net Sales			Net Sales
Net Sales	$50,654	100%		$26,134	100%
Cost of Sales	(31,384)	(62%	)	(19,857)	(76%	)
Gross profit	19,270	38%		6,277	24%
Selling and administrative expenses	(1,945)	(4%	)	(507)	(2%	)
Operating income	17,325	34%		5,770	22%
Government Grant Income	39	-		12	-
Other net income / (loss)	25	-		(71)	(1%	)
Net finance costs	(700)	(1%	)	(356)	(1%	)
Income before income taxes	16,689	33%		5,355	20%
Income tax (provision) credit	(79)	-		163	1%
Net income	16,610	33%		5,518	21%

The functional currency of the Company is RMB; however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.798 to $1 for the nine months ended September 30, 2010 and the rate of RMB 6.822 to $1 for the nine months ended September 30, 2009.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the nine months ended September 30, 2010 our net sales were $50.7 million compared to $26.1 million for the same period last year, an increase of $24.6 million or approximately 94%. The increase was primarily due to increased market demand for our products in the Chinese domestic market, and to a lesser extent sales of our new products, high PH bamboo shoots..and increase in average selling prices.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the nine months ended September 30, 2010 our cost of sales were $31.4 million compared to $19.9 million for the same period last year, an increase of $11.5 million or approximately 58%. This increase was primarily due to the increase of sales volume. As a percentage of net sales, the cost of sales decreased to approximately 62% for the nine months ended September 30, 2010 from approximately 76% for the nine months ended September 30, 2009.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $19.3 million for the nine months ended September 30, 2010, compared to $6.3 million for the same period last year, an increase of $13.0 million or approximately 206%. Gross profit as a percentage of net sales was approximately 38% and 24% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the gross margin when comparing the two periods was primarily driven by the relatively greater contribution in the most recent period by sales of higher margin products such as bamboo wood and the newly launched high PH bamboo shoots, and to a lesser extent the increase in average sales prices of processed produce in Japanese market and both processed and fresh produce in Chinese domestic market.

Selling and Administrative Expenses. Our selling and administrative expenses increased $1.4 million, or approximately 284%, to $1.9 million for the nine months ended September 30, 2010 from $0.5 million for the nine months ended September 30, 2009.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses increased to $1.0 million for the nine months ended September 30, 2010, compared to $0.1 million for the same period last year, an increase of $0.9 million. As a percentage of net sales, selling expenses for the nine months ended September 30, 2010 were approximately 2%, as compared to 1% for the nine months ended September 30, 2009. Both the dollar and percentage increase of our selling expenses is generally attributable to higher expenses associated with our sales expansion in Chinese domestic market, and to a lesser extent, branding activities.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased $0.5 million, or approximately 142%, to $ 0.9 million for the nine months ended September 30, 2010 from $0.37 million for the nine months ended September 30, 2009. The increase is mainly attributed to the professional fees paid to third parties that we did not incur during the nine months ended September 30, 2009, and the increase in salaries, depreciation costs and travel expenses. As a percentage of net sales, administrative expenses for the nine months ended September 30, 2010 were approximately 2%, as compared to 1% for the nine months ended September 30, 2009. This increase was the result of the professional fees paid in the nine months ended September 30, 2010, that we did not incur in the same period last year.

Net Finance Costs. Our net finance costs, increased $0.34 million, or approximately 97%, to $0.70 million for the nine months ended September 30, 2010 from $0.36 million for the nine months ended September 30, 2009. The increase is mainly due to losses associated with exchange rate volatility and an increase in average bank loan balances.

Income Taxes. We had an income tax credit of $0.08 million for the nine months ended September 30, 2010, as compared to an income tax expense of $0.16 million for the nine months ended September 30, 2009. This was primarily attributable to an increase in our tax loss, which was due primarily to our tax exemption on profits from fresh produce.

Net Income. Our net income increased by $11.1 million or approximately 201%, to $16.6 million for the nine months ended September 30, 2010 from $5.5 million for the nine months ended September 30, 2009. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $11.3 million and $0.4 million, respectively. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine months Ended		Year Ended
	September 30,		December 31
	(Unaudited)		(Audited)

	2010	2009	2009	2008
Net cash provided by operating activities	$9,585	$4,758	$1,235	$1,911
Net cash provided by (used in) investing activities	(8,026)	(2,020)	(2,026)	(1,169)
Net cash provided by (used in) financing activities	9,171	(2,675)	1,129	(904)
Effect of exchange rate on cash and cash equivalents	175	--	--	13
Cash and cash equivalents at the beginning of the period	421	83	83	232
Cash and cash equivalents at the end of the period	11,326	146	421	83

Cash Flows from Operating Activities.

Net cash provided by operating activities was $9.5 million for nine months ended September 30, 2010, an increase of $4.7 million from $4.8 million for nine months ended September 30, 2009. The increase of net cash provided by operating activities was primarily attributable to the additional net income generated in the period.

Net cash provided by operating activities was $1.2 million in fiscal year 2009, a decrease from $1.9 million of net cash provided by operating activities in fiscal year 2008. The decrease in net cash provided by operating activities was primarily attributable to a reduction in the amount of cash received in advance of order shipment. In 2008, we had $4.9 million in advance receipts for product, while advance receipts were $1.2 million in 2009.

Cash Flows from Investing Activities.

Net cash used in investing activities for the nine months ended September 30, 2010 was $8.0 million compared to $2.0 million for the nine months ended September 30, 2009. The increase of net cash used in investing activities was primarily attributable to the expansion of production facilities and planting bases. During the nine months ended September 30, 2010 we invested $2.9 million to acquire property, plant and equipment and an additional $5.3 million to acquire land use rights.

Net cash used in investing activities in fiscal year 2009 was $2.0 million, as compared to $1.2 million in fiscal year 2008. We acquired approximately $2.0 million of property, plant and equipment in each year, but sold equipment in 2008 for approximately $0.8 million in cash proceeds.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $9.2 million in the nine months ended September 30, 2010. The net cash provided by financing activities for the nine months ended September 30, 2010 was mainly attributable to proceeds from issue of shares to investors set off by repayments of advances from related parties.

Net cash provided by financing activities totaled $1.1 million in fiscal year 2009, compared to net cased used in financing activities of $0.9 million in fiscal year 2008. The increase of net cash provided by financing activities was primarily due to increases in secured borrowings of $2.3 million offset by repayments of advances from related parties.

As of September 30, 2010 and December 31, 2009, the Company's banking facilities were composed of the following:

(All amounts, other than percentages, in thousands of U.S. dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Secured short-term borrowings	$6,124,227	$6,645,510
Current maturities of secured long-term borrowings	312,125	283,865

	$6,436,352	$6,929,375

Secured long-term borrowings
Interest bearing :
- at 2.4% per annum	$289,670	$283,865
- at 14.4% per annum	22,455	22,005

	312,125	305,870
Less: current maturities	(312,125)	(283,865)

	$-	$22,005

Capital Expenditures

Our capital expenditures were $2.6 million and $2.0 million for the nine months ended September 30, 2010 and the fiscal year ended December 31, 2009, respectively. Our capital expenditures were mainly used to acquire property, plant and equipment to expand our production capacity. Our material capital expenditure requirement for fiscal year 2010 is expected to be approximately $2.9 million, which will be used for constructing additional cost storage and preliminary processing facilities.

Capital Resources

At September 30, 2010 we did not have any unused credit facility that was available to us.

The Company has made a provision of approximately $452,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. See “Risk Factors—We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

We receive significant tax exemptions and subsidies in connection with our business activities in China. See “Risk Factors—We benefit from certain preferential tax policies and subsidies for agricultural producers in China; the discontinuation or loss of any of these policies or subsidies would increase our tax expenses and reduce our profitability.” For example, in the nine months ended September 30, 2010, we enjoyed an income tax exemption on profits from fresh produce worth approximately $[________]. Moreover, in the year ended December 31, 2009, we had government grant income, in the form of government grants received for compensation of finance costs already incurred or for good performance of the Company, equal to approximately $205,000. We cannot assure you that these tax exemptions and grants will continue, and if they do not, our net cash provided by operating activities and net income will be reduced by the value of the benefits lost. Based on our financial performance in prior periods, this decrease would constitute a material adverse effect on our operating results and liquidity and capital resources.

We believe that our cash on hand, and cash flow from operations, will meet our expected capital expenditure and working capital requirements for the next 12 months. In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Recent Accounting Pronouncements

See Note 3 to our audited consolidated financial statements for the years ended December 31, 2009 and 2008 beginning on page F-15 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 beginning on page F-37.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure under this item.

Item 4.         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any litigation which we believe would have a material adverse effect on our business operations or financial condition.

Item 1A.      RISK FACTORS.

You should carefully consider the risk factors discussed in our Current Report on Form 8-K dated August 20, 2010, as amended, the occurrence of which could materially affect harm our business, financial position and results of operations, before making an investment decision.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On August 20, 2010, in connection the Exchange Agreement we issued 11,685,617 shares of our common stock to the shareholders of Sino Oriental. The total consideration for the 11,685,617 shares of our common stock is 50,000 shares of Sino Oriental, which are all of the issued and outstanding capital stock of Sino Oriental. The number of our shares issued to the shareholders of Sino Oriental was determined based on an arms-length negotiation. The issuance of our shares to those shareholders was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation S promulgated under the Securities Act.

On August 20, 2010, under the terms of the Securities Purchase Agreement, we sold 1,939,407 units, each consisting of one share of our common stock and a warrant to purchase one-fifth of a share of our common stock, to certain institutional investors for a total of $15.3 million. The warrants entitle their holders to purchase, in the aggregate, 387,881 shares of our common stock. In addition, we issued to the Placement Agents and the financial advisor warrants to purchase 135,759 shares of our common stock. The warrants are exercisable at a price of $9.45 per share and have a term of three years. The issuance of our shares and warrants to the investors and the Placement Agents was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D and Regulation S promulgated under the Securities Act.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D. The parties who received the securities in such instances made representations that such party (a) is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management's inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

In instances described above where we indicate that we relied upon Regulation S promulgated under the Securities Act in issuing securities, our reliance was based upon the following factors: (a) each subscriber was neither a U.S. person nor acquiring the shares for the account or benefit of any U.S. person, (b) each subscriber agreed not to offer or sell the shares (including any pre-arrangement for a purchase by a U.S. person or other person in the United States) directly or indirectly, in the United States or to any natural person who is a resident of the United States or to any other U.S. person as defined in Regulation S unless registered under the Securities Act and all applicable state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available, (c) each subscriber agreed not to engage in hedging transactions with regard to our shares of common stock unless in compliance with the Securities Act, (d) each subscriber made his, her or its subscription from the subscriber's residence or offices at an address outside of the United States and (e) each subscriber or the subscriber's advisor has such knowledge and experience in financial and business matters that the subscriber is capable of evaluating the merits and risks of, and protecting his interests in connection with an investment in us.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         (REMOVED AND RESERVED).

Item 5.         OTHER INFORMATION.

None.

Item 6.         EXHIBITS.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMSA PALESTINE ACQUISTION CORP.

Date: November 15, 2010	/s/ Tsang Yin Chiu Stanley
Tsang Yin Chiu Stanley, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

2.1

Share Exchange Agreement, dated August 20, 2010, among the registrant, Sino Oriental and its stockholders. (Incorporated by reference to Exhibit 2.1 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

2.2

First Amended, Modified Chapter 11 Plan Proposed by Debtors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Senior Management Services of Treemont, Inc., et. al., Debtors, Case No. 07-30230, Jointly Administered, dated August 1, 2007. (Incorporated by reference to Exhibit 2.1 to Registration Statement on Form 10 filed with the Commission on February 12, 2009)

2.3

Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007. (Incorporated by reference to Exhibit 2.2 to Registration Statement on Form 10 filed with the Commission on February 12, 2009)

2.4	Notice of Entry of Confirmation Order dated August 10, 2007. (Incorporated by reference to Exhibit to Registration Statement on Form 10/A filed with the Commission on March 25, 2009)

2.5	Share Purchase Agreement, dated November 4, 2009, between the Company and the Purchaser. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Commission on November 9, 2009)

3.1	Articles of Incorporation of SMSA Palestine Acquisition Corp. (Incorporated by reference to Exhibit 3.4 to the registrant's Form 10-12G filed with the Commission on February 12, 2009.)

3.2	Bylaws of SMSA Palestine Acquisition Corp. (Incorporated by reference to Exhibit 3.5 to the registrant's Form 10-12G filed with the Commission on February 12, 2009.)

3.3

Agreement and Plan of Merger by and between Senior Management Services of Palestine, Inc. and SMSA Palestine Acquisition Corp. dated May 22, 2008. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10 filed with the Commission on February 12, 2009)

3.4

Articles of Merger as filed with the Secretary of State of the State of Nevada on June 3, 2008. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10 filed with the Commission on February 12, 2009)

3.5

Articles of Merger as filed with the Secretary of State of the State of Texas on June 5, 2008. (Incorporated by reference to Exhibit to 3.3 Registration Statement on Form 10 filed with the Commission on February 12, 2009)

4.1	Lock Up Agreement, dated August 20, 2010. (Incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

4.2	Form of Warrant Agreement, dated August 20, 2010. (Incorporated by reference to Exhibit 4.2 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

4.3

Share Cancellation Agreement entered into with Yang Yongjie on August 20, 2010. (Incorporated by reference to Exhibit to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

4.4	Option Agreement entered into between Mr. Cai Yangbo and Mr. Zhan Youdai on August 20, 2010. (Incorporated by reference to Exhibit 4.4 to the Form 8-K/A filed with the Commission on November 5, 2010)

10.1

Securities Purchase Agreement, dated July 23, 2010, by and among the registrant and the investors listed therein (incorporated by reference to exhibit 10.1 of the registrant's current report on 8- K filed with the Commission on July 28, 2010).

10.2

Make Good Escrow Agreement dated August 20, 2010, by and among the registrant, Mr. Cai Yangbo, Securities Transfer Corporation and the investors listed therein. (Incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed with the Commission on July 28, 2010.

10.3

Closing Escrow Agreement, dated August 20, 2010, by and amount the registrant, and Securities Transfer Corporation. (Incorporated by reference to Exhibit 10.3 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.4	Registration Rights Agreement, dated August 20, 2010. (Incorporated by reference to Exhibit 10.4 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.5

Cooperation Agreement dated December 1, 2009, between Fujian Yada and Wuyi University. (Incorporated by reference to Exhibit 10.5 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

Exhibit
Number	Description of Exhibit

10.6	Cooperation Agreement between Fujian Yada and Fuzhou University. (Incorporated by reference to Exhibit 10.6 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.7

Cooperation Agreement dated on May 17, 2007 between Fujian Yada and Fujian Agriculture and Forestry University. (Incorporated by reference to Exhibit 10.7 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.8

English Translation of Guaranteed Loan Contract (2009 Song Lian Bu Nong Xin Bao Jie Zi No. 053) dated on January 23, 2009, by Fujian Shengda Food Co., Ltd, Fujian Xinda Food Co., Ltd., and Songxi County Rural Credit Cooperative Union Business Office. (Incorporated by reference to Exhibit 10.8 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.9

English Translation of Guarantee Loan Agreement, by and among Fujian Shengda Food Development Co., Ltd and Finance Bureau of Songxi County, dated October 24, 2009. (Incorporated by reference to Exhibit 10.9 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.10

English Translation of Natural Person Guarantee Agreement (2009 Jian Ping Song Dai Zi Bao Zi No. 5-1), by and among Mr. Zhan Youdai, Ms. Zhou Liufeng, and China Construction Bank Corporation Songxi Branch, dated November 12, 2009. (Incorporated by reference to Exhibit 10.10 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.11

English Translation of Liquid Funds Loan Contract (2009 Jianyang Zi No. 0160), by and between Fujian Yaxin Food Co., Ltdand Industrial and Commercial Bank of China Limited Jianyang Branch, dated December 10, 2009. (Incorporated by reference to Exhibit 10.11 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.12

English Translation of RMB Funds Facility Contract (2009 Jian Ping Song Dai Zi No. 5), by and between Fujian Yada Group Co., Ltd and China Construction Bank Corporation Songxi Branch, dated November 12, 2009. (Incorporated by reference to Exhibit 10.12 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.13

English Translation of Maximum Amount Mortgage Contract (2009 Jian Ping Song Gao Di Zi No. 3), by and between Fujian Shengda Food Development Co., Ltd and China Construction Bank Corporation Songxi Branch, dated March 16, 2009. (Incorporated by reference to Exhibit 10.13 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.14

English Translation of RMB Funds Loan Agreement (2009 Jian Ping Song Gao Di Zi No. 1), by and between Fujian Shengda Food Development Co., Ltd and China Construction Bank Corporation Songxi Branch, dated February 27, 2009. (Incorporated by reference to Exhibit 10.14 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.15

English Translation of China Construction Bank RMB Funds Commission Loan Agreement (2006 Jian Song Wei Zi No. 01), by and among Fujian Yada, Financial Bureau of Songxi County and China Construction Bank Corporation Songxi Branch, dated June 6, 2006. (Incorporated by reference to Exhibit 10.15 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.16

English Translation of Maximum Mortgage Contract (2009 Jiianyang (Di) Zi No. 0023), by and between Fujian Shengda Food Development Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Branch, dated April 1, 2009. (Incorporated by reference to Exhibit 10.16 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.17

English Translation of Maximum Mortgage Contract (2009 Jian Ping Song Gao Di Zi No. 2), by and between Fujian Shengda Food Developing Co., Ltd and China Construction Bank Corporation Song Branch, dated March, 2009. (Incorporated by reference to Exhibit 10.17 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.18

English Translation of Maximum Mortgage Agreement (2009 Jian Ping Song Gao Bao Zi No. 1), by and between Fujian Shengda Import & Export Trading Co., Ltd. and China Construction Bank Corporation Songxi Branch, dated February 27, 2009. (Incorporated by reference to Exhibit 10.18 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.19

English Translation of Credit Line Agreement (No. 2010 Nan Zhong Yin Shou Xie Zi No. YD 10-001) between Fujian Yada Group Co., Ltd and Bank of China Limited Nanping Branch, dated on July 21, 2010. (Incorporated by reference to Exhibit 10.19 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.20	English Translation of Maximum Guarantee Contract (2010 Nan Zui Gao Bao Zi No. YD10-001) between Youdai Zhan

Exhibit
Number	Description of Exhibit

and Bank of China Limited Nanping Branch, dated on July 21, 2010. (Incorporated by reference to Exhibit 10.20 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.21

English Translation of Maximum Guarantee Contract (No. 2010 Nan Zui Gao Bao Zi No. YD10-002) between Fujian Fulaimen Wood Technology Co., Ltd and Bank of China Limited Nanping Branch, dated on July 21, 2010. (Incorporated by reference to Exhibit 10.21 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.22

English Translation of Maximum Guarantee Contract (No. 2010 Nan Zui Gao Bao Zi No. YD10-003) Songxi Yasheng Food Co., Ltd and Bank of China Limited Nanping Branch, dated on July 21, 2010. (Incorporated by reference to Exhibit 10.22 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.23

English Translation of Guaranty Contract of Nature Person (2010 Jian Ping Song Dui Bao Zi No. 3-3) between Youdai Zhan and Liufeng Zhou and Songxi Branch of China Construction Bank Co., Ltd., dated on August 11, 2010. (Incorporated by reference to Exhibit 10.23 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.24

English Translation of Domestic Commercial Invoice Discounting Agreement (2010 Nan Shang Tie Zi No. YD10-001) between Fujian Yada Group Co., Ltd and Bank of China Limited Nanping Branch, dated on July 21, 2010. (Incorporated by reference to Exhibit 10.24 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.25

English Translation of Maximum Mortgage Agreement (2010 Nan Zhong Yin Zui Di Zi No.YD10-004) between Fujian Yada Group Co., Ltd. and Bank of China Limited Nanping Branch, dated on July 21, 2010. (Incorporated by reference to Exhibit 10.25 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.26

English Translation of Bank Acceptance Agreement (No.: 2010 Jian Ping Song Dui 03) between Fujian Yada Group Co., Ltd. and China Construction Bank Corporation Limited Songxi Branch, dated on August 11, 2010. (Incorporated by reference to Exhibit 10.26 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.27

English Translation of Guarantee Contract (2010 Jian Ping Song Dui Bao Zi No. 2-2) between Songxi Yasheng Food Co., Ltd. and China Construction Bank Corporation Limited Songxi Branch, dated on August 11, 2010. (Incorporated by reference to Exhibit 10.27 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.28

English Translation of Margin Collateral Contract (2010 Jian Ping Song Dui Bao Zhi Zi No. 3-3) between Fujian Yada Group Co., Ltd. and China Construction Bank Corporation Limited Songxi Branch dated on August 11, 2010. (Incorporated by reference to Exhibit 10.28 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.29

English Translation of Official Reply on the Conclusion of Land Contracting Agreement between Fujian Yada Food Co., Ltd. and Shangdian Village by The People's Government of Zudun Town, Songxi County dated on January 20, 2006. (Incorporated by reference to Exhibit 10.29 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.30

English Translation of Official Reply on the Conclusion of Bamboo Forest Contracting Agreement between Fujian Yada Food Co., Ltd. and Yuantou Village by the People's Government of Weitian Town, Songxi County dated on August 27, 2005. (Incorporated by reference to Exhibit 10.30 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.31	English Translation of Fujian Yada sample Labor Contract. (Incorporated by reference to Exhibit 10.31 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.32

English Translation of sample of Labor Contract of Fujian Yaxin Food Co., Ltd., and sample of Labor Contract between Rural Migrant Workers and Fujian Yaxin Food Co., Ltd. (Incorporated by reference to Exhibit 10.32 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.33

Letter Agreement dated January 28, 2010 by and between Fujian Yada and WLT Brothers Capital, Inc. (Incorporated by reference to Exhibit 10.33 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.34

Amendment and Joinder Agreement dated June 10, 2010 between Fujian Yada, Halter Financial Securities Inc. (formerly WLT Brothers Capital, Inc.) and William Blair & Company, L.L.C. (Incorporated by reference to Exhibit 10.34 to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

10.35*	English Translation of Construction Contract dated September 15, 2010 between Fujian Yada and Songxi Huancheng Construction Corporation.

Exhibit
Number	Description of Exhibit

10.36*	English Translation of the Contract on Transfer of State-Owned Land Use Right dated September 19, 2010 between Fujian Yada Food Co., Ltd. and State Land and Resource Bureau of Songxi County.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.