Form 10-Q/A
period 2010-09-30
SMSA Palestine Acquistion Corp.
filed 2010-12-10
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53343

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

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. Bamboo shoot products accounted for 49% of our revenue in 2009, while fresh vegetables and fruit accounted for 38% of revenue, processed vegetables for 5% of revenue, and bamboo wood for 8% of revenue, respectively. We have an integrated production line consisting of planting, manufacturing and sales of final products. We can supply most of fresh raw material from our own land. We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as the Japanese market. In 2009, we derived approximately 86% of our revenue in China and approximately 14% in Japan. Agricultural products are naturally subject to seasonality tied to their local growing season. For example, our fresh bamboo shoots, an important revenue driver, are only available for sale from approximately December through April. As a result, our fourth and first quarter revenues tend to be significantly higher than our second and third quarter revenues. We seek to offset the impact of seasonality on our revenues by managing a diversified portfolio of products. In addition to product diversification, we use cold storage facilities to preserve some of our fresh products to extend their season and time market sales to improve gross margin. We also maintain research and development facilities which focus on the development of unique products which either have unique size or flavor characteristics or which have the potential to expand the market for products, such as our high PH bamboo shoots.

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

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the three months ended September 30, 2010 our net sales were $18.0 million compared to $7.0 million for the same period last year, an increase of $11.0 million or approximately 157%. The increase was primarily due to overall increased demand for our products in the Chinese domestic market, and to a lesser extent to the sales of our newly launched high PH bamboo shoots. Of such increase, approximately $9.0 million was attributable to increased sales volume of our products, while approximately $2.0 million was due to higher average selling prices of our products.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the three months ended September 30, 2010 our cost of sales were $8.5 million compared to $4.7 million for the same period last year, an increase of $3.8 million or approximately 81%. This increase was primarily due to the increase of sales volume. As a percentage of net sales, the cost of sales decreased to approximately 47% for the three months ended September 30, 2010 from approximately 67% for the three months ended September 30, 2009. The decrease was primarily due to an increase in sales of higher margin products during the more recent period.

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

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the nine months ended September 30, 2010 our net sales were $50.7 million compared to $26.1 million for the same period last year, an increase of $24.6 million or approximately 94%. The increase was primarily due to increased market demand for our products in the Chinese domestic market, and to a lesser extent an increase in average selling prices. To a still lesser extent, the increase was due to the sales of our new high PH bamboo shoot products. Of such increase, approximately $16.6 million was attributable to increased sales volume of our products, while approximately $8.0 million was due to higher average selling prices of our products.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the nine months ended September 30, 2010 our cost of sales were $31.4 million compared to $19.9 million for the same period last year, an increase of $11.5 million or approximately 58%. This increase was primarily due to the increase of sales volume. As a percentage of net sales, the cost of sales decreased to approximately 62% for the nine months ended September 30, 2010 from approximately 76% for the nine months ended September 30, 2009. The decrease was primarily due to an increase in sales of higher margin products during the more recent period.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $19.3 million for the nine months ended September 30, 2010, compared to $6.3 million for the same period last year, an increase of $13.0 million or approximately 206%. Gross profit as a percentage of net sales was approximately 38% and 24% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the gross margin when comparing the two periods was primarily driven by the relatively greater contribution in the most recent period by sales of higher margin products such as bamboo wood and the newly launched high PH bamboo shoots, and to a lesser extent the increase in average sales prices in Chinese domestic market.

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

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $11.3 million and $0.4 million, respectively. Our various financing agreements serve as one of our principal sources of funding and any failure by us to meet the obligations under the agreements could have an adverse impact on our liquidity and capital resources. To our knowledge, the Company and its subsidiaries have been in compliance with the covenants in the agreements. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

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

Net cash provided by operating activities was $1.2 million in fiscal year 2009, a decrease from $1.9 million of net cash provided by operating activities in fiscal year 2008. The decrease in net cash provided by operating activities was primarily attributable to a reduction in the amount of cash received in advance of order shipment. In 2008, we had $4.9 million in advance receipts for product, while advance receipts were $1.2 million in 2009. The reason for this decrease is that in 2008 we took the unususal step of requesting customers to make substantial advance payments in order to reduce our credit risk during the poor economy. In 2009, we discontinued this practice and the level of advance reciepts for product returned to more typical levels.

Our days' sales outstanding increased to 102 days as at September 30 2010 from 79 days as at December 31 2009. The increase was due to sales to new customers in the third quarter of 2010, payment for which amounts was not yet due as at period end.

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

Capital Expenditures

Our capital expenditures were $8.3 million and $2.0 million for the nine months ended September 30, 2010 and the fiscal year ended December 31, 2009, respectively. Our capital expenditures were mainly used to acquire property, plant and equipment and land use rights to expand our production capacity. Our material capital expenditure requirement for fiscal year 2010 is expected to be approximately $2.9 million, which will be used for constructing additional cost storage and preliminary processing facilities.

Capital Resources

At September 30, 2010 we did not have any unused credit facility that was available to us.

The Company has made a provision of approximately $492,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. In addition, the company believes that the total potential liabilities include cost of rectifying non-compliance of social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of housing fund obligations for full-time employees and temporary workers, which is $1,212,460. See “Risk Factors—We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

We receive significant tax exemptions and subsidies in connection with our business activities in China. See “Risk Factors—We benefit from certain preferential tax policies and subsidies for agricultural producers in China; the discontinuation or loss of any of these policies or subsidies would increase our tax expenses and reduce our profitability.” For example, in the nine months ended September 30, 2010, we enjoyed an income tax exemption on profits from fresh produce worth approximately $4.32 million . Moreover, in the year ended December 31, 2009, we had government grant income, in the form of government grants received for compensation of finance costs already incurred or for good performance of the Company, equal to approximately $205,000. We cannot assure you that these tax exemptions and grants will continue, and if they do not, our net cash provided by operating activities and net income will be reduced by the value of the benefits lost. Based on our financial performance in prior periods, this decrease would constitute a material adverse effect on our operating results and liquidity and capital resources.

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

SMSA PALESTINE ACQUISTION CORP.

Date: December 10, 2010	/s/ Tsang Yin Chiu Stanley
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

4.3

Share Cancellation Agreement entered into with Yang Yongjie on August 20, 2010. (Incorporated by reference to Exhibit to the registrant's current report on Form 8-K filed with the Commission on August 25, 2010)

4.4

Option Agreement entered into between Mr. Cai Yangbo and Mr. Zhan Youdai on August 20, 2010. (Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K/A filed with the Commission on November 5, 2010)

10.1

Securities Purchase Agreement, dated July 23, 2010, by and among the registrant and the investors listed therein (incorporated by reference to exhibit 10.1 of the registrant's current report on 8- K filed with the Commission on July 28, 2010).

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

10.37
English Translation of Construction Contract dated September 15, 2010 between Fujian Yada and Songxi Huancheng Construction Corporation. (Incorporated by reference to Exhibit 10.37 to the registrant's Amendment No. 2 to the registration statement on Form S-1/A filed with the Commission concurrently with the date hereof.)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously Filed .
**	Filed herewith.
***	Furnished herewith.