Form 10-Q/A
period 2010-09-30
SMSA Palestine Acquistion Corp.
filed 2011-01-18
CIK 1440476

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

(ii)
Misaky Industrial Limited (“Misaky”) was incorporated in Hong Kong on December 10, 2004, as a limited liability company with authorized capital of HK$10,000, divided into 10,000 common shares of HK$1 par value each, of which 3,001 common shares were issued and paid up. Before the acquisition by Sino Oriental Agriculture Group Limited (“Sino Oriental”) as described in note 2(v), Misaky was wholly owned by Zhan Youdai (“Mr. Zhan”) through a trust agreement with Cai Yangbo . The sole director of Misaky is Mr. Zhan. The principal business of Misaky is investment holding and only holds 100% equity interest in Fujian Yada Group Co., Ltd. (“Fujian Yada”).

(iii)

Sino Oriental Agriculture Group Limited (“Sino Oriental”) was incorporated in the British Virgin Islands (the “BVI”) on January 4, 2010 as a limited liability company with authorized, issued and paid up capital of $50,000, divided into 50,000 common shares of $1 par value each. Prior to the completion of RTO on August 20, 2010, the 50,000 common shares were held as to 38,455 shares, representing 76.9% equity interest, by Mr. Zhan through a trust agreement with Cai Yangbo and 11,545 shares, representing 23.1% equity interest, by other noncontrolling shareholders. The sole director of Sino Oriental is Mr. Zhan. The principal business of Sino Oriental is investment holding and only holds 100% equity interest in Misaky.

(iv)

Fujian Yada Group Co., Ltd. (“Fujian Yada”) was established in the PRC on February 6, 2001 as a limited liability company. The paid up capital of Renminbi (“RMB”) 30,000,000 was held as to 97% by Mr, Zhan and 3% by Liufeng Zhou, Mr. Zhan's spouse respectively and was transferred to Misaky on May 26, 2010 as stated in Note 2(iv). The principal activities of Fujian Yada are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

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

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $9.5 million for the three months ended September 30, 2010, compared to $2.3 million for the same period last year, an increase of $7.2 million or approximately 313 percent. Gross profit as a percentage of net sales was approximately 53% and 33% for the three months ended September 30, 2010 and 2009, respectively. The increase in the gross margin when comparing the two periods was primarily driven by the relatively greater contribution in the more recent period from products such as bamboo wood and high PH bamboo shoots with higher gross margin. The gross margin of our high PH bamboo shoots was 73%, and that of our bamboo wood was 79% for the three months ended September 30, 2010. There were no sales of bamboo wood or high PH bamboo shoots in the three months ended on September 30, 2009. Excluding the sale of bamboo wood and high PH bamboo shoots, our gross margin for the three months ended September 30, 2010 would have been 36% instead of 53%.

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

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $19.3 million for the nine months ended September 30, 2010, compared to $6.3 million for the same period last year, an increase of $13.0 million or approximately 206%. Gross profit as a percentage of net sales was approximately 38% and 24% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the gross margin when comparing the two periods was primarily driven by the relatively greater contribution in the most recent period by sales of higher margin products such as bamboo wood and the newly launched high PH bamboo shoots, and to a lesser extent the increase in average sales prices in Chinese domestic market. The gross margin of our high PH bamboo shoots was 76%, and that of our bamboo wood was 79% for the nine months ended on September 30, 2010. There were no sales of bamboo wood or high PH bamboo shoots in the nine months ended on September 30, 2009. Excluding the sale of bamboo wood and high PH bamboo shoots, our gross margin for the three months ended September 30, 2010 would have been 30% instead of 38%.

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

Our days' sales outstanding increased to 102 days as at September 30 2010 from 79 days as at December 31 2009. The increase was due to sales to new customers in the third quarter of 2010, payment for which amounts was not yet settled as at period end.

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

We receive significant tax exemptions and subsidies in connection with our business activities in China. See “Risk Factors—We benefit from certain preferential tax policies and subsidies for agricultural producers in China; the discontinuation or loss of any of these policies or subsidies would increase our tax expenses and reduce our profitability.” For example, in the nine months ended September 30, 2010, we enjoyed an income tax exemption on profits from fresh produce worth approximately $4.32 million. Moreover, in the year ended December 31, 2009, we had government grant income, in the form of government grants received for compensation of finance costs already incurred or for good performance of the Company, equal to approximately $205,000. We cannot assure you that these tax exemptions and grants will continue, and if they do not, our net cash provided by operating activities and net income will be reduced by the value of the benefits lost. Based on our financial performance in prior periods, this decrease would constitute a material adverse effect on our operating results and liquidity and capital resources.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Our disclosure controls and procedures are controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010 at the reasonable assurance level for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal controls are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles, generally accepted in the United States of America (“GAAP”).  Our internal controls include those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management has concluded that our internal control over financial reporting as of September 30, 2010 was not effective because of the following material weaknesses that have been identified:

1.

we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding the preparation of financial statements in accordance with GAAP;

2.

we did not maintain sufficient in-house personnel resources with the technical accounting knowledge, expertise and training in the selection, application and implementation of GAAP, particularly with respect to certain complex or non-routine transactions; and

Our plans to remediate the identified material weaknesses include: developing action plans to complete the implementation of internal controls necessary to correct each such weakness; assessing the need to take additional actions including, but not limited, to the following: recruit and hire additional staff to provide greater GAAP expertise;  evaluate accounting and control systems to identify opportunities for enhanced controls;  expand executive management’s ongoing communications regarding the importance of adherence to internal controls and company policies; and evaluate such other actions as our advisors may recommend.

Management does not believe that any of the Company’s annual or interim financial statements issued to-date contain a material misstatement as a result of the aforementioned weaknesses in our internal controls.

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

SMSA PALESTINE ACQUISTION CORP.

Date: January 18, 2011	/s/ Tsang Yin Chiu Stanley
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

10.38

Executive Employment Agreement dated November 12, 2010 between SMSA Palestine Acquisition Corp. and Zhan Youdai. (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on November 18, 2010.)

10.39
Executive Employment Agreement dated November 12, 2010 between SMSA Palestine Acquisition Corp. and Tsang Yin Chiu Stanley. (Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on November 18, 2010.)

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