Form 10-K
period 2010-12-31
Asia Green Agriculture Corp
filed 2011-03-31
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File No. 000-53343

ASIA GREEN AGRICULTURE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-2809270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Shuinan Industrial Area, Songxi County,
Fujian Province 353500, China	353500
(Address of principal executive offices)	(Zip Code)

(+86) 0599-2335520
Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which
None	Registered
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [    ]         No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [    ]         No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [    ]         No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [    ]          No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [    ]         No [ X ]

The aggregate market value of the shares of common stock held by non-affiliates of the registrant (based upon the $ 0.04 closing price of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board), was approximately $0.1 million. Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2011, there were 36,823,626 shares of the registrant's common stock outstanding. The common stock is the registrant's only class of stock currently outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant's fiscal year end December 31, 2010 are incorporated by reference into Part III of this report.

USE OF TERMS; CONVENTIONS

Except where the context otherwise requires and for the purposes of this report only:

  “We,” “us,” “our company,” and “our,” refer to the combined business of Asia Green Agriculture Corporation (formerly known as SMSA Palestine Acquisition Corp.). and its consolidated subsidiaries;

  “Sino Oriental” refers to Sino Oriental Group Limited, our direct, wholly-owned subsidiary, a BVI corporation;

  “Misaky” refers Misaky Industrial Limited, our indirect, wholly-owned subsidiary, a Hong Kong corporation;

  “Fujian Yada” refers to Fujian YADA Group Co., Ltd, our indirect, wholly-owned subsidiary, a Chinese corporation;

  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

  “Renminbi” and “RMB” refer to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

Our functional currency is the RMB; however, our financial information is expressed in U.S. Dollars. Assets and liabilities are translated into U.S. Dollars at the closing exchange rates on the balance sheet date, and revenues and expenses are translated at the average exchange rate. The closing exchange rates were RMB 6.612 to $1 as at December 31, 2010 and RMB 6.817 to $1 as at December 31, 2009. The average exchange rates were RMB 6.759 to $1 for year ended December 31, 2010 and the rate of RMB 6.821 to $1 for the year ended December 31, 2009.

STOCK SPLIT AND NAME CHANGE

On January 18, 2011, we filed amended and restated Articles of Incorporation with the Nevada Secretary of State to give effect to (i) a 2.5 for 1 forward stock split and (ii) an increase in our authorized common stock from 100 million shares to 200 million shares and (iii) a name change from SMSA Palestine Acquisition Corporation to Asia Green Agriculture Corporation. The information in this report has been adjusted to give effect to the stock split, increase in authorized capital and name change.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. Statements in this report regarding the following are forward looking statements:

  our expected future business, financial condition and results of operations;

  anticipated market demand for and timing of introduction of our products;

  expectations regarding the growth of the organic food products and organic food processing industries in China;

  expectations regarding trends in PRC governmental policies and regulations relating to the organic food based products and organic food processing industries; and

  general economic and business conditions in China.

The forward-looking statements in this report are based upon management's current expectations and beliefs, which management believes are reasonable. However, these forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may turn out to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Risk Factors,” and other sections in this report. You are cautioned not to place undue reliance on any forward-looking statements.

These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Overview

We are a green and organic food producer headquartered in Fujian Province, China. We are one of the leading producers of organic bamboo shoot products in China and are a provider of fresh fruits and vegetables and processed fruits and vegetables. We grow, process and distribute over 100 varieties of fresh and processed agricultural products. Our product offerings generally fall into three main categories:

  Bamboo shoot products

  Fresh vegetable and fruit

  Processed vegetable

We are vertically integrated with operations that include the planting, harvesting, processing, packaging and selling of final products. Through our vertically integrated model, we offer direct and strict control over our fresh agricultural products, which we believe allows us to generate high margins and provide stronger guarantees for product quality relative to providers that are not vertically integrated.

Our Industry

The Bamboo shoot industry

Bamboo is a group of perennial evergreen plants and is one of the fastest growing woody plants in the world. Bamboo shoots are new bamboo culms that come out of the ground. They are edible and widely used in a number of Asian dishes and broths. Bamboo shoots are low in saturated fat, cholesterol and sodium; yet they are a good source of protein, vitamin E, niacin, iron, and dietary fiber. Bamboo shoots have similar nutritional elements as asparagus and are widely recognized as a healthy, green, organic food source. (Source: www.wikipedia.com and www.nutritiondata.com) China has over 10 million total acres (40,468 square kilometers) of bamboo forest, placing it first in the world (Source: China Bamboo Shoot Association). China is also the largest producer of bamboo shoot products with over 90% of global market share (Source: China Bamboo Shoot Association). The overall Chinese bamboo shoot industry is highly fragmented; there are currently over 2,000 bamboo shoot companies in China.

Organic food products industry

The global organic food market has experienced over 30% growth in the past few years. China is one of the world's fastest growing markets for organic food products both in terms of consumer demand and commercial production. Sales of organic food products reached $900 million in China in 2007, and accounted for only 1.5% of the global market share.( Source: www.ofcc.org.cn). The Organic Food Certificate Center estimates that China will account for more than 5% of the global organic food industry within the next ten years. (Source: www.ofcc.org.cn)

China's approach to organic food is somewhat unique as compared to other countries, in that the organic food space is segmented into Certified Organic and Green Food. "Green Food" refers to safe, fine quality and nutritious food produced and processed under the principles of sustainable development and certified by the China Green Food Development Center based on specified standards. Food products that meet these standards are permitted to be sold with a green food logo. The certified green food can be divided into two groups: Grade A (allowing the use of a certain amount of chemical materials) and Grade AA (another name for organic food). (Source: "Enhancing Sustainable Development Through Developing Green Food: China's Option" presented by Liu Lijuan, First Secretary, Mission of China to the United Nations in Geneva, July, 30 2003.) Organic food production requires that no chemical be used in the process. The objectives of Green Food are low environmental impact, good food safety and social efficiency. China has adopted the Green Food certifications as an alternative to full Organic certification, enabling the production of nutritious and safe foods, without the typical drop in agricultural production output that full Organic certification could cause. (Source: Wikipedia: Organic Food; Organic Food Certification) According to our communication with the China Green Food Development Center, the average length of time required to obtain a Green Food certification is about one year. We sell products that are certified as Green Food, as well as products that are certified as Organic Food under the JAS (Japanese Agriculture Standard). We have also obtained Organic Food certifications for our bamboo shoots products from the China Organic Food Certification Center.

China has a strong and growing organic and green food industry. The rising popularity of organic and green foods is driven by a number of factors. First and foremost is the increasing concern of China's rising middle class with food safety. The concerns on food safety relate to both the short term purity and nutrition of the food, as well as to longer term concerns on the potential health impact of chemicals that are used in the production of the food. There is also increasing concern with the impact of agricultural production on the environment and the residual effects of agricultural chemicals on the ecosystem.

Our Operations

We operate a vertically integrated process, from the planting of the proceeds to their processings. As a result we can ensure our products have high quality, meet applicable certification guidelines and are delivered to customers in a timely fashion. We produce fresh agricultural products on our own planting bases for two main purposes. The first purpose is to develop food products for sale directly for consumer consumption. The second purpose is to develop food products as raw material to be used for future processing. Fresh agricultural products are harvested, sorted, packaged and delivered directly to distributors and end-users. The remaining fresh agricultural products are delivered to production facilities for processing. The table below summarizes our planting bases as of December 31, 2010 and our anticipated expansion for 2011.

	2010	2011E
Bamboo forest	30,500 acres (123.43 square kilometers)	43,700 acres (176.85 square kilometers)
Vegetables & Fruits (including mushrooms)	12,500 acres (50.59 square kilometers)	12,500 acres (50.59 square kilometers)

We strategically manage our planting bases to optimize operating efficiencies, to offer a broader product offering, and to support our year-round sales and processing. The following chart illustrates the planting cycle for most of our fresh produce on a 12-month basis.

Product	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
Winter Bamboo Shoot
Spring Bamboo Shoot
Fuki
Corn
Mushroom
Cucumber
Grape
Grapefruit
Taro
Ginger
Radish

Bamboo forest

As of December 31, 2010, we had the right to use approximately 30,500 acres (123.43 square kilometers)] of bamboo forest. We purchase land use rights to bamboo forest, or enter into lease agreements with the local rural village cooperatives and pay rent for the use of the land. Generally, the terms of our leases are for a period of 20 to 30 years. We are currently in the first to sixth year of each of our lease terms for bamboo forest.

We utilize our experience in bamboo growing to improve bamboo shoot yields by timely weeding and strategic clearing of older bamboo, thus ensuring adequate light and resources to maintain optimal capacity. Bamboo shoots are harvested from December to April. During the harvest season, we hire additional temporary workers. Currently, we use no fertilizers or pesticides in growing our bamboo shoots.

We plan to expand our bamboo forest to an aggregate of 43,700 acres (176.85 square kilometers) by the end of 2011. We expect to be able to harvest bamboo shoots produced by the new forest in December 2011. We do not expect this bamboo forest expansion to be a significant contributor to our 2011 revenue. However, we do expect the expansion to positively impact 2012 revenues.

Vegetable and fruit planting base

As of December 31, 2010, we had the right to use approximately 12,500 acres (50.59 square kilometers) of vegetable and fruit planting bases through long-term lease contracts. Our leases are held under 20-year terms. We are currently in the first to sixth year of each of our lease terms for our vegetable and fruit planting basis.

We adopt an integrated approach in managing vegetable and fruit planting processes. Before planting, we receive sales indications from our customers on anticipated amounts and product specifications. After analyzing these indications, we formulate a planting schedule by taking into account order sizes, market dynamics, and land requirements. The lead time for agricultural production varies depending on the type of vegetable or fruit, and on average, takes three to four months. This customer-driven process is intended to improve production efficiency and eliminate over/under production of products.

Farmers conduct the entire planting process for our vegetables and fruits according to our standardized planting procedures using designated seeds, fertilizer, and pesticides. For each batch of products, we execute field tests for pesticide residuals and product quality 10 days before harvesting.

Our Products

We currently provide over 100 kinds of fresh and processed products that can be grouped into the following three categories: organic bamboo shoot products, fresh vegetables and fruits and processed vegetables.

Organic bamboo shoot products

We sell fresh bamboo shoots and processed bamboo shoot products. We have developed strong brand equity for bamboo shoot products in China. In 2010, our bamboo shoot revenue accounted for 52% of our total revenue. In a letter dated March 12, 2010 from the Chinese Bamboo Industry Association to the Trademark Office of State Administration of Industry and Commerce of China, the Chinese Bamboo Industry Association recommended the "Yada" trademark of our Fujian Yada subsidiary as a “Famous Trademark of China”, and stated in the letter that “Fujian Yada Group Co., Ltd. is one of the largest producers of boiled bamboo shoots products and dried vegetables in China”.

Our bamboo shoot products are all organic. We grow our bamboo shoot requirements to satisfy all the requirements necessary for certification as complying with the Japanese Agricultural Standard, or JAS, (the highest agricultural quality standard used by the Overseas Merchandise Inspection Company). However, we do not seek JAS certification for all our products, since we only export some of our products to Japan. The JAS program is based on the ongoing evaluation of internal procedures and the management competence of respective certified operators. An operator must have standard operational procedures in written form regarding all JAS relevant details of production, quality and labeling, and must prove the existence of a documented internal verification that each specific lot of products was produced in compliance with the JAS standards and the operator’s standard operational procedures. To apply for the JAS certification, an operator must submit its application to an accredited certifier of JAS certification.

Fresh bamboo shoots are harvested from December to April. According to Chinese custom, bamboo shoots which are harvested before March are known as "winter bamboo shoots," and those harvested starting from March are referred to as "spring bamboo shoots." Winter bamboo shoots are lower in output and higher in price compared with spring bamboo shoots. We sell most of our winter bamboo shoots and a portion of our spring bamboo shoots as fresh products, and use the rest of spring bamboo shoots as raw material to produce processed bamboo shoot products in accordance with specific customer requests.

Fresh bamboo shoots are delivered directly to customers after sorting, weighing and packaging. Processed bamboo shoots are boiled in water immediately after harvesting, and are then preserved in 18 liter metal cans. Processed bamboo shoots can be stored for up to three years before being turned into final product. We can process water boiled bamboo shoots into various forms, such as block, slice, strip or crumb, based upon customer requirements. All final products are packaged in vacuumed plastic bags.

We recently launched a new processed bamboo shoot product called the high PH bamboo shoot. It is produced from fresh spring bamboo shoots using our own proprietary process. High PH bamboo shoots keep a fresh appearance, taste and flavor over time by maintaining a similar PH value level to that of fresh bamboo shoots. These attributes significantly differentiate this product from traditional processed bamboo shoots. By having high PH bamboo shoots, our customers are able to enjoy fresh tasting bamboo shoots during the off-season which we designate to be during the months of May to December. Because high PH bamboo shoots are produced from low cost spring bamboo shoots and can be sold at premium off-season prices, the product is generating higher gross profit margin than fresh bamboo shoots and traditional processed bamboo shoots. While it is still early, we have experienced strong demand for high PH bamboo shoots since launching in April 2010, and believe this product has great market potential. We believe we are the sole supplier of this product in the world. We have applied for patent protection on the processing procedures and formulation for high PH bamboo shoots. That application is pending.

In December 2010, we launched a seasoned bamboo shoot product that is ready-to-eat and like a snack. To date, revenue from this product has not been material.

Bamboo wood

In order to maintain an optimal density of bamboo forests for production of bamboo shoots, we cut and harvest a proportion of older bamboo and sell it for wood products. In 2010, approximately 13% of our total revenue was derived from selling mature bamboo for use in wood products.

Fresh vegetables and fruits

Fresh fruits and vegetables accounted for approximately 28% of our total revenue in 2010. We grow and sell different varieties of vegetables and fruits, including mushrooms, corn, taro, radishes, cucumbers, ginger, and grapefruits. We harvest fresh vegetables and fruits, sort, weigh, pack and deliver these fresh vegetables and fruits to customers. Different varieties have different harvest seasons. Currently, we supply all of our fresh vegetables and fruits from our own planting bases and ship them to customers in season.

The China Green Food Development Center has established certification procedures that require an applicant wishing to apply for Green Food certification for its products to submit an application to the provincial green food office, which will conduct a document review and an onsite inspection, designate a product inspection agency to conduct a product inspection, and, if necessary, designate a environmental monitoring station to collect and inspect samples of the relevant product. After receiving reports from the provincial green food office, the production inspect agency and the environmental monitoring station, the China Green Food Development Center will send the information it has collected to the Green Food Certification and Review Committee for its review. If the Committee decides that the product meets the Green Food standards, the Center will grant a Green Food Certification for the product to the applicant.

Our fresh vegetables and fruits are grown to meet the standards for Green Food Certification. Some of our vegetables and fruits have received the Green Food Certification. However, we do not seek Green Food certification for all our products that we believe satisfy the requirements for the certification. Based on our discussions with the China Green Food Development Center, the average length of time required to obtain a Green Food certification is about one year.

Organic off-season fresh vegetables will be pre-processed by washing, sorting, and packaging in plastic trays before being delivered to the market. We expect off-season vegetables to become an additional avenue of growth.

Processed vegetables

Our processed vegetables are typically harvested, boiled and then dehydrated or brined. Processed vegetables include water boiled fuki, water boiled corn, brined ginger, water boiled mushrooms, dehydrated mushrooms and water boiled warabi. We supply most of the raw materials for our processed vegetables from our own planting bases. We also purchase pre-processed vegetables which are either not available in Fujian Province or which we are unable to produce in sufficient quantity. Processed vegetables contributed 7% of our total revenue in 2010.

Operations

We currently process our products through two subsidiary entities, Fujian Yada and Fujian Yaxin. We operate state-of-art processing workshops in the full-closed mode and employ advanced processing and testing equipment, some of which is imported from Japan, and the rest of which is from China. Our production lines can be used to produce both processed bamboo shoots and other processed products, which might have slight difference in details but share the same basic processing procedure.

Processing

The production process for processed products generally involves three steps. Using processed bamboo shoot and an example, the steps are as follows:

Step-1 Pre-processing

Pre-processing includes boiling, peeling and washing operations for fresh bamboo shoots. This process is labor intensive and done by our workers almost entirely by hand. We hire temporary workers to operate during peak harvesting season which is normally March and April every year. However, in case of labor shortages, we can outsource pre-processing to third party contractors.

Step-2 Semi-product processing

Semi-product processing includes sorting, cutting, sterilization, canning and storage. After being cut into standardized size, all semi-products are sterilized with high temperature. Then these semi-products are stored in sealed 18 liter cans and stored under normal temperature until they are needed for final product processing.

Step-3 Final-product processing

We take semi-products as raw material and further transform them into different forms such as block, flake, slice, strip and crumb according to different customer requirements. Then we pack products with seal plastic package and perform quality control for each batch of product.

Storage

As of December 31, 2010, we had 6,000 metric tons of cold storage capacity, and 10,000 square meters of room temperature warehouse space. Cold storage is used to temporarily store fresh produce before preliminary processing or delivery to customers, as well as to store semi-processed high PH bamboo shoots. Room temperature warehouses are used to store semi-processed products (except for semi-processed high PH bamboo shoots) and finished products.

In order to meet our growth requirements, we plan to add an additional 5,500 metric tons of cold storage capacity by the end of 2011. We are on target to meet that goal. As of December 31, 2010, the construction plan of the new storage has been finalized and the construction work is underway. The primary purposes of building the new cold storage facility are to:

  Provide the necessary storage for fresh raw materials which are later used for processed products

  Satisfy the storage needs for our high PH bamboo shoot production

  Improve fresh produce delivery flexibility as market conditions change

Procurement

Our planting bases are in China. We contract with local farmers to supervise the planting, growing and harvesting in accordance with our specifications. We then purchase the products from the farmers at prevailing market prices. We also purchase raw materials from other suppliers including seeds, fertilizers, fresh agricultural products, semi-processed vegetables, and packaging materials.

We purchased some fresh and semi-processed bamboo shoots in 2010 in order to meet demand that exceeded our planting base. In addition, we purchased semi-processed species of bamboo shoots that do not grow in Fujian Province, such as semi-processed bitter bamboo shoots from Sichuan Province and semi-processed slender bamboo shoots from Zhejiang Province.

We also purchased some fresh and semi-processed vegetables which do not grow in Fujian Province or which we do not adequately produce from our own planting bases. In the future, we expect to continue to procure fresh and semi-processed vegetables from third party suppliers when it makes strategic sense.

Quality Control & Certifications

Product quality is a core focus. We have an established and traceable quality control system in place from planting to finished products. We conduct quality control in the following procedures:

We have obtained the following certificates for certain of our products and planting bases:

  Japanese Agricultural Standard (the highest agricultural quality standard issued by Overseas Merchandise Inspection Company)

  ISO 9001: 2008 and ISO 9001:2000 by China Quality Certification Center (中国质量认证中心)

  Hazard Analysis and Critical Control Points by China Quality Certification center (中国质量认证中心); and

  Green Food by China Green Food Development Center (中国绿色食品发展中心)

  Organic Food Certificate by China Organic Food Certification Center (中绿华夏有机食品认证中心).

  Organic Certificate by The Institute for Marketecology (IMO)

The JAS certificates were granted to our production process of organic bamboo shoot products as well as 437 acres of bamboo forests (divided into 15 testing sites). We selected only a portion of our bamboo forests for certification to reduce costs, and view this as a sample testing to demonstrate that our bamboo forests meet the JAS certification standard since we believe most of our bamboo forests are substantially identical in quality.

ISO 9000 is a family of standards for quality management systems. ISO9001:2008 is the most current ISO standard and include requirements on quality management, resource management, product measurement, measurement, analysis and improvement. (source: Wikipedia). Our Fujian Yada subsidiary has been awarded the certificate for its quality management system's compliance with the standard ISO9001: 2008 GB/T 19001-2008. The quality management system applies in the following area: production of boiled bamboo shoots soft pack can, boiled fuki soft pack can, boiled mixed vegetables soft pack can (including lotus root, osmunda japonica thunb and pteridium aquitinum ), boiled edible fungi soft pack can, boiled corn soft pack can and 18-Liter boiled bamboo shoots can. Our Fujian Yaxin subsidiary has been awarded the certificate for its quality management system's compliance with the standard ISO9001:2000 GB/T 19001-2000 for its production of boiled bamboo shoots soft pack can, boiled edible fungi soft pack can, boiled wild vegetables soft pack can, boiled fuki soft pack can, 18-Liter boiled bamboo shoots can and boiled fuki can.

Hazard Analysis Critical Control Point (HACCP) is a systematic preventive approach to food safety and pharmaceutical safety that addresses physical, chemical, and biological hazards as a means of prevention rather than finished product inspection. It requires the operators to conduct a hazard analysis, identify critical control points, establish critical limits and monitoring for each critical control point, and establish corrective actions. (source: Wikipedia). We been awarded the certificate of HACCP for the production of boiled bamboo shoots, boiled fuki, boiled mixed vegetables (including lotus root, osmunda japonica thunb, and pteridium aquitinum), boiled edible fungus, and boiled corn soft pack can. We have also been awarded the HACCP certificate for the production of boiled bamboo shoots soft pack can, boiled edible fungi soft pack can, boiled wild vegetables soft pack can, boiled fuki soft pack can, 18-Liter boiled bamboo shoots can and 18-Liter boiled fuki can.

We have been awarded certificates of Organic Food for our 18-Liter canned boiled bamboo shoots, boiled bamboo shoots, sliced boiled bamboo shoots, and dried bamboo shoots. We have been awarded certificates of Green Food for our fresh bamboo shoots, winter bamboo shoots, sweet tangelo and sweet corn.

The Institute for Marketecology (IMO) is one of the first and most renowned international agencies for inspection, certification and quality assurance of eco-friendly products. Its world-wide activities are accredited by the Swiss Accreditation Service (SAS) according to EN 45011 (ISO 65), which is the international standard for certification. IMO offers certification for organic production and handling according the EU Regulation (EC) No. 834/2007 and (EC) No. 889/2008. Also it has been accredited by USDA for organic certification according to the American National Organic Program (NOP). (source: http://www.imo.ch/). We have been awarded a certificate by IMO for our organic wild collection, processing and marketing of organic products, bamboo shoots and boiled bamboo shoots.

Intellectual Property

We have obtained trademark registrations of "幸福仁佳", "亚利达", "亚达飘香", "茶坪", "白熊" (“white bear” in Chinese), "小孩儿" (“little children” in Chinese), "维多嘉", "圣达" (“Shengda” in Chinese) under application No. 7526764, "利好", "早上好" (“good morning” in Chinese), "大眼晶", "亚达工夫" (“Yada Kong Fu” in Chinese), "亚达" (composed of a rectangle image and the Chinese characters of “Yada”) under application No. 7748481 and "亚达" (composed of an image with two circles and the Chinese characters of “Yada”) under application No. 7526798, No. 7528872 and No. 7662856 with the Trademark Bureau of PRC State Administration of Industry and Commerce. The duration of the trademark protection in the PRC is 10 years from the effective registration date.

We have filed a patent application covering our high PH bamboo shoot product with the State Intellectual Property Office of PRC. That application is pending.

Research & Development

General

Our research and development efforts are intended to achieve the following objectives:

  Achieve superior product safety and quality

  Reduce production costs

  Improve planting technology in order to increase crop yields

  Develop new, high value-added products

In 2009 and 2010, we incurred only nominal research and development expenses. Some of our activities were carried out in-house by our own staff, which did not incur material expenses. Other activities were done in conjunction with professors and researchers from research institutes and universities with which we have relationships. Under those programs we provide the professors and researchers with nominal compensation in addition to reimbursement of expenses.

We are constantly looking to improve our profitability through product portfolio management. We intend to launch a number of new high margin products every year. We have formed a research and development team which consists of ten members, including both our management and professors from such institutes and universities. Current projects include experiments for the use of fuki in medicinal functions and the analysis of waste usage for bamboo shoot shells.

We augment our direct research and development efforts through relationships with several research institutes and universities, specifically Fujian Agriculture and Forestry University, Wuyi University, and Fuzhou University:

  Under our agreement with Fujian Agriculture and Forestry University, the university is responsible for developing “high-quality bamboo shoot product processing technologies”, and we are responsible for providing financial support for the research and commercialization of the research results. Our company and Fujian Agriculture and Forestry University will jointly own the intellectual property rights in any research results developed under this project. If we wish to commercialize the research results in mass production, we will be required to enter into a separate intellectual property transfer or license agreement. We believe that Fujian Agriculture and Forestry University will transfer or license any rights in the research results on commercially reasonable terms. However, we cannot assure you that Fujian Agriculture and Forestry University will do so and if it does not, our access to valuable technology may be impeded or made more costly than we expect, which could adversely impact our business.

  Under our agreement with Wuyi University, we provide intern positions for students from the Tourism and Management Department of Wuyi University. In return, Wuyi University trains its students in the Tourism and Management Department in knowledge areas relevant to us, such as corporate management and green food. Under the agreement with Fuzhou University, the Food Science and Technology Research Institute of the university helps us to develop polysaccharose bamboo shoot products and we pay $22,300 as research funds to the Food Science and Technology Research Institute, and provide raw materials and testing sites for the research.

  The Food Science and Technology Research Institute of Fuzhou University has the right to apply for patents on patentable research results, and we can jointly file such applications with it. If we jointly apply for patent protection with the Food Science and Technology Research Institute of Fuzhou University, we will share all rights over the technologies covered by such patent. If we do not jointly apply for a patent, the Food Science and Technology Research Institute of Fuzhou University will owns the underlying technologies covered by such patent, and we will be entitled to a non-exclusive, royalty-free license to use such patents.

High PH bamboo shoots

In April 2010 we launched a new product—our high PH bamboo shoots. The processing procedure and formulation for high PH bamboo shoots are totally different than that of traditional processed products. Whereas traditionally processed bamboo shoots have a sour or acidic flavor, high PH bamboo shoots have the same appearance as fresh bamboo shoots, and very closely emulate the taste and crispness of fresh bamboo shoots.

We are able to purchase fresh bamboo shoots as raw materials for our high PH bamboo shoots in March and April, during the peak growing season, when supply is high and prices are at their lowest. After processing, we are able to sell the high PH bamboo shoots in the off-season when prices are higher. We experienced gross margins for this product of approximately 73% for the period from inception of sales through 2010, compared to 20% to 30% for typical fresh and processed bamboo shoot products. We are positioning our high PH bamboo shoot products for sale to premium markets such as supermarkets, high-end restaurants and hotels and experienced strong sales momentum in the first three months after introduction. The following table compares features of fresh bamboo shoots, processed bamboo shoots and high PH bamboo shoot products.

	High PH bamboo shoot	Fresh bamboo shoot	Traditional processed
Shelf life	12 months	2~3 days	12 months
Taste	Same as fresh products	Delicious and crispy	Sour
PH value	5.6~6.0	6.3~6.5	4.2~4.6
Sale period	Year-round	Dec to next April	Year-round
Gross margin	73%	20~30%	20~25%

Sales and Distribution

Domestic market

In 2010, approximately 94% of our revenues were derived from sales of products into the domestic Chinese market. We sell products in China through our own sales force as well as more than 100 distributors. All of our processed products are sold in China under the Fujian Yada brand.

Our products are sold to:

  Farmer's markets

  Local supermarkets in Fujian Province, including Carrefour, Wal-Mart, NDH-Mart, and Yonghui

  Other supermarkets in Eastern China

  Hotels, food courts and chain restaurants, such as Little Sheep

  Specialty stores

  Food manufacturers

  The high speed train originating from the Fuzhou station

We currently have sales offices in Shanghai and Fuzhou. Our domestic sales network covers 10 provinces and cities including Shanghai, Beijing, Tianjin, Shandong, Jiangsu, Zhejiang, Fujian, Hubei, Henan, and Guangdong. Our sales teams are responsible for pursuing direct sales to customers including new businesses in the Eastern China market. We sell direct to supermarkets such as Shanghai Yimaide, Kangda-mart, Hui Jin stores, and Hualian marts in Shanghai. We sell to other major supermarkets such as Carrefour, Jiadeli, RT-Mart, Tesco and Wal-mart through distributors. We now sell directly and indirectly to over 700 stores of such major supermarkets. Sales to major supermarkets, directly or through distributors, accounted for about 15% of our total net sales for the year ended December 31, 2010. We are also in discussions to establish sales to several major retailers, such as Lianhua Mart in Shanghai and Shandong province, Yingzuo Mall in Shandong province, Wu Mart in Beijing, Huarun Supermarket in Jiangsu province, and a few local retailers in Hubei province. Our ongoing negotiations with these retailers focus on the domestic market in China, and we do not expect such negotiations will result in expansion of our business beyond China and Japan in the near future.

In the future, we plan to expand our sales channels through three core initiatives:

  We plan to increase both direct sales to end users and also the number of our distributors.

  We expect to continue to expand our customer base to include additional branded chain supermarkets, food courts, hotels and restaurants in the Eastern China region, especially in Shanghai.

  We plan to continue to open new distribution locations that are exclusive to the Yada brand. We have opened five locations. These locations are dedicated to selling green and organic agricultural products under the Yada brand and focus on bulk orders to local hotels, restaurants and stores, with a small retail component for gift packages. We intend to employ a franchise model for a majority of the distribution locations, which will allow us to create a group of new customers, maintain quality and inventory control, while reducing our working capital requirements and ongoing responsibilities for operating costs of the locations.

Japan market

In 2010, sales from the Japanese market accounted for approximately 6% of our total revenue. We sell semi-finished and final processed products to Japan. We do not currently sell fresh agricultural goods to Japan. At present, we perform all export business through one subsidiary, Shengda. We sell products in Japan through more than 20 overseas distributors. Our Japanese customers primarily consist of convenience stores and food manufacturers. In addition, we are a raw material supplier to Yamazaki, a bread manufacturer in Japan.

All of the products we sell to Japan are sold under an original equipment manufacturer, or OEM, arrangement, whereby we manufacture the products and they are labeled under a third party's brand name. However, the product package credits Fujian Yada as the raw material provider. We anticipate stable growth in the Japanese market for at least the near term.

Brand strategy

We seek to expand our customer base and enhance brand recognition by:

  Continuing to penetrate well-known supermarkets to promote organic and green food products;

  Attending various green food exhibitions and organizing nutrition training sessions for distributors to promote food containing crude fiber, such as bamboo shoot products and fuki and green agricultural food; and

  Launching our exclusive Yada-branded distribution locations in major cities.

Competition

At present, there are thousands of bamboo shoot producers in China. The market is competitive and highly fragmented. We believe that competition in our markets is based principally on price, product quality, brand recognition, stable and timely supply of products, innovation, and breadth of sales network. We believe that we compete favorably with regard to most of these factors, as follows:

  Pricing. Based on communications with our customers and retailers, we believe that the prices of our products are roughly average, with some of our products being less expensive and others more expensive than our competitor's products. We anticipate that we will not be a low price leader. Rather our pricing strategy will be to provide quality products at prices that are near our competitors.

  Product taste and quality. Based on customers’ comments during communications with our sales personnel, we believe Chinese consumers generally recognize our products as having superior quality, taste and freshness. We place significant emphasis on food quality and safety and have a well-established, traceable and strict quality control system for all stages of our business, including planting, raw material sourcing, processing, packaging, storage and transportation. We apply internal quality controls which we believe are stricter than the national standard. As a result, we have received a number of product quality certifications. See “Operations—Quality Control and Certifications” above. In 2010, we grew and supplied a majority of our raw materials from our own planting bases and processed our processed vegetables in our own processing facilities.

  Brand recognition. In a letter dated March 12, 2010 from the Chinese Bamboo Industry Association to the Trademark Office of State Administration of Industry and Commerce of China, the Chinese Bamboo Industry Association recommended the “Yada” trademark of Fujian Yada as a “Famous Trademark of China”, and stated in the letter that “Fujian Yada Group Co., Ltd. is one of the largest producers of boiled bamboo shoots products and dried vegetables in China”. Based on the information in this letter, we believe we are one of the largest producers of bamboo shoot food products in China.

  Stable timely supply of products. Our planting bases and processing facilities are strategically located near the borders of Fujian Province, Jiangxi Province and Zhejiang Province, as well as within close proximity to the city of Shanghai. This arrangement not only affords us access to those three provinces and the city of Shanghai, but also facilitates low logistics costs, which in turn enables us to deliver fresh agricultural products on time. In addition, Fujian Province is widely recognized as the #1 growing area for bamboo globally. This provides us with access to a large potential planting base. We believe our vertically integrated business model provides us with enhanced production efficiency, stable supply of products and better control over costs as compared to those competitors that rely on third party suppliers. We also sell over 100 varieties of fresh and processed agricultural products. That product diversity allows us to meet the demands of a variety of customers and mitigate seasonality risks.

  Product Innovation. We place high emphasis on product development and innovation. Since 2005, we have introduced more than 30 products. We intend to launch one or two significant new products every year and continue to improve our product portfolio with high margin and high value-added products. In 2010, we launched high PH bamboo shoots. This product is generating strong sales in the first year after introduction and is currently under patent application in the domestic China market. We also recently launched a seasoned, ready to eat bamboo shoot product.

  Sales network. We sell all fresh agricultural products and a portion of our processed products in China through an extensive nationwide sales and distribution network, covering 10 provinces and cities. This network was comprised of more than 100 distributors and about 40 direct sales employees of our sales offices in Shanghai and Fuzhou. We sell our products to farmers markets and supermarkets in Fujian and in Shanghai (including but not limited to Carrefour, Wal-Mart and Yonghui), and various food manufacturers, chain restaurants and retailers in China. We are also opening exclusive, Yada-branded distribution locations in Shanghai, and in Guangdong, Zhejiang and Fujian provinces.

Growth strategy

As a vertically integrated green and organic agricultural product producer in China with strong brand recognition, we believe we are well positioned to capitalize on future industry growth. We are focused on leveraging industry opportunities and our competitive strengths to become China's leading brand for green and organic food products through the following initiatives:

  Expand our planting base. Out of a total of 30,500 acres of bamboo forests, our 17,300 acres of bamboo forest produced approximately 27,000 metric tons of bamboo shoots in 2010, while the remaining were newly added and did not commence production in 2010. Out of a total of 12,500 acres of vegetable and fruit planting bases, our 10,400 acres of vegetable and fruit planting bases collectively produced approximately 54,000 metric tons of vegetables and fruits in 2010, while the remaining were newly added and did not commence production in 2010. In order to satisfy increasing market demand, we plan to expand our bamboo forest by an additional 13,200 acres of bamboo forest by the end of 2011.

  Improve our profitability by continuously introducing new high value added products. We constantly evaluate our products and adapt to changes in market conditions by updating our products to reflect new trends in consumer preferences. In 2010 we launched our high PH bamboo shoots and our seasoned bamboo which is ready to eat as a snack. Through our own research and development and cooperation with academic institutions, we plan to introduce at least 1 or 2 new products each year, which are higher value added than existing products and are able to improve our profitability.

  Further expand our domestic sales and distribution network and enter new markets. We are focused on expanding our sales and distribution channels in the domestic China market, and maintaining existing customers in Japan. We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. To support our future growth, we intend to further expand our domestic sales and distribution channels in our covered geographic areas and explore new markets by increasing Fujian Yada's brand presence in additional supermarkets.

  Increase our cold storage capacity. Currently, we have 6,000 metric ton cold storage facility for storing fresh and semi-finished products. We plan to build a new cold storage facility to increase the capacity by an additional 5,500 metric tons, in order to meet the requirements of our existing products and the anticipated need for recent new product launches. We are on target to meet that goal. As of December 31, 2010, the construction plan has been finalized and the construction work has commenced.

  Further enhance our brand recognition. We have been gaining brand recognition in China, especially in Fujian Province. We expect to further enhance our branding through branded counters in supermarkets. We also began opening exclusive Yada-branded distribution locations in select locations in China.

Regulation

The food industry, of which vegetable and fruit based products form a part, is subject to extensive regulation in China. The following summarizes the most significant PRC regulations governing our business in China.

Food Hygiene and Safety Laws and Regulations

As a producer of food products in China, we are subject to a number of PRC laws and regulations governing food safety and hygiene, including:

  The PRC Product Quality Law

  The PRC Food Safety Law

  The PRC Food Hygiene Law

  The Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises

  The Regulation on the Administration of Production Licenses for Industrial Products

  The Provisional Rules on the Release of Food Advertisement

  The Provisions on the Administration of Hygiene Registration of Export Food Producing Enterprises

  The General Measure on Food Quality Safety Market Access Examination

  The General Standards for the Labeling of Prepackaged Foods

  The Standardization Law

  The Special Rules on Strengthening Safety and Supervision of Food and other Products

  The Regulation on Hygiene Administration of Food Additive

  The Regulation of Administration of Bar Code Merchandise

  The PRC Metrology Law

These laws and regulations set out safety and hygiene standards and requirements for various aspects of food production, such as the production, packaging, handling, labeling and storage of food for the use of facilities and equipment that make food, as well as for the use of food additives. Failure to comply with these laws and regulations may result in confiscation and destruction of our products and inventory, confiscation of proceeds from the sale of non-compliant products, fines, suspension of production and operations, product recalls, revocation of licenses, and, in extreme cases, criminal liability. We believe that we comply in all material respects to the PRC Food Hygiene and Safety laws and regulations applicable to us or our business; however, China’s regulatory environment is still developing and subject to the rapid introduction of new requirements or standards.

Environmental Regulations

We are subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include:

  The Environmental Protection Law of the PRC

  The Law of PRC on the Prevention and Control of Water Pollution

  Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution

  The Law of PRC on the Prevention and Control of Air Pollution

  Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution

  The Law of PRC on the Prevention and Control of Solid Waste Pollution

  The Law of PRC on the Prevention and Control of Noise Pollution

Our manufacturing facilities are subject to various pollution control regulations with respect to water, air and noise pollution as well as the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

PRC Foreign Investment Laws

Our operating subsidiaries are generally subject to PRC laws and regulations applicable to foreign investments in China, including those described below. Since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties.

  Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (M&A Rule). Under the M&A Rule, it is difficult for a foreign company to acquire a PRC company. Our wholly foreign owned subsidiary Fujian Yada was acquired by Misaky. Fujian Yada and Misaky then became wholly owned subsidiaries of Sino Oriental, which in turn was acquired by Asia Green Agriculture Corporation. A PRC governmental authority may challenge the effect of some or all of these prior acquisitions. Such governmental authority could regard the transactions as affiliated acquisitions and return investment for which approval of MOFCOM and/or CSRC would be required. See “Risk Factors--If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC or other approval is required in connection with the reverse acquisition of Sino Oriental, the reverse acquisition may be unwound, or we may become subject to penalties.”

  PRC Foreign-funded Enterprises Law The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership as well as exerts substantial influence over the manner in which we must conduct our business activities through its regulations regarding land use rights, property and other matters. Our ability to operate in China may be harmed by changes in its laws and regulations, including with respect to land use rights, property and other matters. For example, government actions in the future could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

  Regulations of PRC on Foreign Exchange Administration All our sales revenue and expenses are denominated in RMB. Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively although, currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions without the approval of SAFE in accordance with certain procedural requirements assuming SAFE has approved their current levels of registered capital and total investment. Since substantially all of our revenues are earned by our PRC subsidiaries, developments under PRC law that impact our PRC subsidiaries’ ability to make dividends and other distributions or repatriate profits could adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you , and otherwise fund and conduct our business.

PRC Land Law

Under the PRC laws, land in urban districts shall be owned by the State, land in the rural areas and suburban areas, except otherwise provided for by the State, shall be collectively owned by farmers including land for building houses land and hills allowed to be retained by farmers.

The procedures and practice for issuing title certificates for farmer-collectively-owned land are not well established. Despite the fact that PRC authorities have issued several legal directives and rules to regulate the process of issuing Collectively-owned Land Title Certificates (集体土地所有证) (for farmland) and Forest Title Certificates (林权证) (for forest land) to evidence the ownership of the farmers to the farmer-collectively-owned land, in practice, not many areas in the PRC have implemented such a system due to difficulties in identifying the proper owners for such farmer-collectively-owned lands, amongst other reasons.

Under the PRC laws, farmers of a rural cooperative or other individuals or organizations desiring to cultivate lands are required to enter into Contracted Farming Agreements (承包合同) with the Villagers' Committees (村委会) or Rural Collective Economic Organizations (村集体经济组织) in order to legally obtain a Rural Land Contracted Operation Right (农村土地承包经营权) for use in crop farming, forestry, animal husbandry and fisheries production under a term of 30 years. They should sign a contract with the (correspondents contractor) which can be a Villagers' Committee (村委会) or a Rural Collective Economic Organization (村集体经济组织), to define each other's rights and obligations. Farmers who have contracted land for operation are obliged to use the land rationally according to the purposes agreed upon in the contracts. The right of operation of land contracted by contractors shall be protected by law. Within the validity term of a contract, the adjustment of land contracted by individual contractors should get the consent from over two-thirds majority vote of the villagers' congress of a Rural Collective Economic Organization (村集体经济组织) or over two-thirds of villagers' representatives of a Villagers' Committee (村委会) and then be submitted to land administrative departments of the township (town) people's government and county level people's government for approval.

Because of the lack of a well-developed central filing and registration system of administration and supervision in the PRC rural areas, not many Villagers' Committees or Rural Collective Economic Organizations (村集体经济组织) in practice would formally sign Contracted Farming Agreements (承包合同) when granting Rural Land Contracted Operation Right (土地承包经营权) to farmer-households.

Preferential Policies for the Agriculture Industry

As part of the agricultural industry in China we enjoy certain preferential policies. Currently earnings from certain products that we produce and sell are exempt from China's value added tax and enterprise income tax. We have been exempt from the value added tax and enterprise income tax for the past four years. This exemption is reviewed on an annual basis and can be eliminated at any time. Elimination of this exemption would increase our tax expenses and impact our profitability.

Under a preferential policy related to agricultural product development, the Ministry of Agriculture and the Agriculture Department of Fujian Province subsidizes a portion of the interest payments on our outstanding commercial loans. In addition, the provincial government in Fujian Province subsidizes certain utility costs, including water.

Our Employees

As of December 31, 2010, we employed total of 317 full-time employees in the following functions:

Department	Number of Employees
Senior Management	5
Human Resource & Administration	22
Production & Procurement	206
Sales & Marketing	56
Accounting	28
Total	317

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. Implementation of social insurance laws has changed in recent years. We have attempted to pay all of our social insurance payments for our past employees but disparities in records and implementation have made this difficult. See “Risk Factors—We may face claims and/or administrative penalties for non-execution of labor contracts or nonpayment and/or under payment of social insurance and housing fund obligations in respect of our temporary workers and our full-time employees.” We believe that we are in material compliance with the relevant PRC employment laws for our current employees.

Seasonality

As is typical in the food and food processing industry, we experience seasonality in our business. Our bamboo shoots business operates primarily in the first and fourth fiscal quarters every year. Our fresh fruit and vegetable business varies according to the seasonality of each type of vegetable and fruit. Our fruit and vegetable processing lines are mainly carried out year-round because our primary source fruits are harvested during different periods and must be processed right away. As a result of seasonality, our personnel, working capital requirements, cash flow and inventories vary throughout the year.

In fiscal 2010, sales during the first and fourth fiscal quarters accounted for approximately 61% of our total sales. We are looking to expand our products into additional categories of vegetables that, in part, will extend the season and provide increase revenues during our current "off peak" seasons.

Insurance

We have property insurance for all of our facilities. We believe our insurance coverage is customary and standard for companies of comparable size in comparable industries in China. We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any such litigation which we believe would have a material adverse effect on us.

Our Corporate Structure

We are a Nevada holding company and conduct substantially all of our business through our operating subsidiary Fujian Yada in China. We own all of the equity in Fujian Yada through Sino Oriental and Sino Oriental’s wholly owned subsidiary Misaky. Both Sino Oriental and Misaky are intermediate holding companies and have no other significant assets and operations of its own. Fujian Yada is incorporated in China in 2001. Subsequently, in a series of transactions in 2010, Misaki acquired 100% ownership of Fujian Yada.

The following chart reflects our organizational structure as of the date of this report.

Our Corporate History

We were originally incorporated in the State of Nevada on May 31, 2008 to effect the reincorporation of Senior Management Services of Palestine, Inc., a Texas corporation. On January 17, 2007 Senior Management Services of Palestine, Inc. and its affiliated companies (collectively "SMS Companies"), filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On August 1, 2007, the bankruptcy court confirmed the First Amended, Modified Chapter 11 Plan (the "Plan"), as presented by SMS Companies and their creditors. The effective date of the Plan was August 10, 2007.

Halter Financial Group, Inc., participated with SMS Companies and their creditors in structuring the Plan. As part of the Plan, Halter Financial Group, Inc. provided $115,000 to be used to pay professional fees associated with the Plan confirmation process. Halter Financial Group, Inc. was granted an option to be repaid through the issuance of equity securities in 23 of the SMS Companies, including Senior Management Services of Palestine, Inc. Halter Financial Group, Inc. exercised the option, and as provided in the Plan, 80% of our outstanding common stock, or 1,000,000 shares, was issued to Halter Financial Group, Inc. in satisfaction of Halter Financial Group, Inc.’s administrative claims. The remaining 20% of our outstanding common stock, or 250,010 shares, was issued to 449 holders of unsecured debt. The 1,250,010 shares, or Plan Shares, were issued pursuant to Section 1145 of the Bankruptcy Code. As further consideration for the issuance of the 1,000,000 Plan Shares to Halter Financial Group, Inc., the Plan required Halter Financial Group, Inc. to assist us in identifying a potential merger or acquisition candidate, to provide for the payment of our ongoing operating expenses and to provide us, at no cost, with consulting services, including assisting us with formulating the structure of any proposed merger or acquisition. Additionally, Halter Financial Group, Inc. was responsible for paying our legal and accounting expenses related to this registration statement and our expenses incurred in consummating a merger or acquisition.

On November 4, 2009, we entered into a share purchase agreement with Yang Yongjie, a resident of China, pursuant to which Yang Yongjie acquired 11.25 million shares of our common stock for $4,500 or, $0.0004 per share. At that time, our business plan was to develop the Chinese restaurant concept currently undertaken by Legend Restaurant Management, a Samoa corporation in which Yang Yongjie owns an interest. In connection with the share purchase agreement Yang Yongjie was appointed to be our sole director and executive officer. After giving effect to this transaction, 12,500,010 shares of our common stock were issued and outstanding.

On April 13, 2010, Zhan Youdai and Liufeng Zhou, Zhan Youdai's spouse, entered into an agreement with Misaky, a limited liability company incorporated in Hong Kong, pursuant to which Misaky agreed to acquire 100% of the equity interest in Fujian Yada for cash consideration of RMB31,157,000. The transaction was completed on May 26, 2010. Beginning shortly after completion of Misaky’s acquisition of Fujian Yada and prior to the acquisition by Sino Oriental as described below, Cai Yangbo held 100% of the equity interest in Misaky on behalf of Zhan Youdai who was the sole beneficial owner with full power to direct the voting and disposition of such equity interest and the sole director of Misaky. Misaky is an investment holding company without any other business activities and only holds the 100% equity interest in Fujian Yada.

On July 2, 2010, Cai Yangbo, the holder of 100% of the shares of Misaky, which owned 100% of the equity interest of Fujian Yada at that time, entered into an agreement with Sino Oriental, a limited company incorporated in the British Virgin Islands, pursuant to which Sino Oriental agreed to acquire 100% of the equity interest in Misaky for cash consideration of HK$3,001, equivalent to the issued and paid up share capital of Misaky.

Before the acquisition by the Company completed on August 20, 2010 as described below, Cai Yangbo held approximately 76.91% of the equity interest in Sino Oriental. Under the terms of a trust agreement, Cai Yangbo held that position on behalf of Mr. Zhan Youdai and conferred upon Mr. Zhan Youdai the sole beneficial ownership with full power to direct the voting and disposition of such equity interest. Mr. Zhan Youdai was also the sole director of Sino Oriental. Sino Oriental is an investment holding company without any other business activities and only holds 100% equity interest in Misaky. On August 20, 2010, we entered into a share cancellation agreement with Yang Yongjie pursuant to which Yang Yongjie surrendered for cancellation 9,738,180 shares of our outstanding common stock that were previously issued to him pursuant to the securities purchase agreement dated November 4, 2009. The consideration for the cancellation was inducement of the share exchange between Sino Oriental and the Company.

On August 20, 2010, we entered into an exchange agreement with Sino Oriental Agriculture Group Ltd. and the shareholders of Sino Oriental Agriculture Group Ltd, pursuant to which all of the shareholders of Sino Oriental Agriculture Group Ltd. transferred all of the issued and outstanding stock of Sino Oriental Agriculture Group Ltd. to us, and in exchange we issued to such shareholders 29,214,043 newly issued shares of our common stock. In connection with the exchange agreement Yang Yongjie agreed to resign as a director and as an officer. Zhan Youdai and Zhang He were appointed to be our directors and Zhan Youdai and Tsang Yin Chiu Stanley were appointed as our executive officers. Prior to the execution of the exchange agreement on August 20, 2010, Fujian Yada had reorganized its corporate structure and acquired Fujian Yaxin Food Co., Ltd., Fujian Shengda Import and Export Trading Co., Ltd. and Fujian Xinda Food Co., Ltd., all companies registered under the laws of the PRC and previously jointly owned by Mr. Zhan and his spouse, Liufeng Zhou. Upon completion of this reorganization, Fujian Yaxin Food Co., Ltd., Fujian Shengda Import and Export Trading Co., Ltd. and Fujian Xinda Food Co., Ltd. became the wholly owned subsidiaries of Fujian Yada.

Immediately prior to completion of the exchange pursuant to the exchange agreement, on August 20, 2010, the trust agreement was terminated and Cai Yangbo, the majority shareholder of Sino Oriental prior to the exchange, and Zhan Youdai entered into an Option Agreement, pursuant to which Zhan Youdai has an option to purchase all the equity interest in the Company held by Cai Yangbo at any time during the period commencing on the 180th day following the signing date of the Option Agreement and ending on the second anniversary of the signing date of the Option Agreement, at an aggregate exercise price of US$84,981,327. Under its terms, the option was not exercisable for a period of six months, so for a period of four months Mr. Zhan did not beneficially own the shares of Asia Green Agriculture Corporation. However, because he became the Company's Chairman and Chief Executive Officer after the exchange, he had control of the Company from and after the time he assumed such duties.

Also on August 20, 2010 we closed the transactions under a securities purchase agreement dated July 23, 2010 with certain institutional investors, pursuant to which we sold 1,939,407 units for an aggregate purchase price of approximately $15.3 million. Each unit consisted of 2.5 newly issued shares of our common stock and a warrant to purchase 0.5 shares of our common stock. The warrants are exercisable at $3.78 per share and have a term of three years. The total number of shares of common stock issuable upon exercise of the warrants issued to the investors was 969,717. We also issued warrants to purchase 339,396 shares of common stock to certain placement agents and financial advisors, including William Blair & Company, L.L.C and Halter Financial Securities, Inc., on the same terms as those sold to the investors. In connection with that transaction, we agreed to register the shares of our common stock within a pre-defined period.

On February 10, 2011, we issued a five year warrant to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share to CCG Investor Relations Partners LLC in connection with a consulting agreement.

As a result of these transactions, we currently have 36,823,626 shares of common stock outstanding. We have 1,309,113 shares of common stock underlying three year warrants to purchase common stock at $3.78 per share and 50,000 shares of common stock underlying a five year warrant to purchase common stock at $4.00 per share. We also have outstanding options to purchase 3,093,258 shares of common stock which have been issued to employees.

ITEM 1A. RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See "Forward-Looking Statements," above. Factors that could cause or contribute to such differences include those discussed below. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Risks Related to Our Business

Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular foods we use as raw materials, our products or our industry in general could harm our sales and cause consumers to avoid our products.

The food industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. Our operations could be impacted by both genuine and fictitious claims regarding our products and our competitors' products. In the event of product contamination or tampering, we could be compelled to recall some of our products. A widespread product recall could result in significant loss due to the cost of conducting a product recall including destruction of inventory and the loss of sales resulting from the unavailability of the product for a period of time.

In addition, any adverse publicity or negative public perception regarding particular fruits we use as raw materials, our products, our actions relating to our products, or our industry in general could result in a substantial drop in demand for our products. This negative public perception may include publicity regarding the safety or quality of particular fruits we use as raw materials or products in general, of other companies or of our products specifically. Negative public perception may also arise from regulatory investigations or product liability claims, regardless of whether those investigations involve us or whether any product liability claim is successful against us. We could also suffer losses from a significant product liability judgment against us. Either a significant product recall or a product liability judgment, involving either our company or our competitors, could also result in a loss of consumer confidence in our products or the food category, and an actual or perceived loss of value of our brands, materially impacting consumer demand.

We do not have product liability insurance and have not made provisions for potential product liability claims. Therefore, we may not have adequate resources to satisfy a judgment if a successful claim is brought against us. Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

Our business and financial results depend on maintaining a consistent and cost-effective supply of source foods. Any interruption in our supply of source foods could materially and adversely affect our results of operations, financial condition and business prospects.

The availability, size, quality and cost of bamboo and other source foods for the production of our products are subject to risks inherent to farming, such as crop size, quality, and yield fluctuation caused by poor weather and growing conditions, natural disasters, pest and disease problems, and other factors beyond our control. Any such occurrence on or near our planting bases could result in raw material shortages.

Currently, we source majority of our food products from our farms that we operate. We also acquire some raw materials direct from farmers or from wholesalers. While we believe that we have adequate sources of raw materials and that we in general maintain good supplier relationships, if we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, it will adversely affect our results of operations, financial condition and business prospects.

Prices for agricultural products vary significantly based upon the available supply of the product, and any shortfall in our own supply, or an abundance of supply from third parties could have a significant impact on our profitability.

Our fresh products are perishable and must be sold within a specified time following harvest. For source foods that we do not obtain from our own planting bases, the wholesale prices at which we acquire them are determined by the market and may change from time to time. As a result, we are generally required to accept the prevailing market price at the time the product is harvested. We are seeking to mitigate this risk through increasing our cold storage facilities and expanding the usable life of certain of our products. These steps extend the useful life of our products, but do not eliminate their perishable nature. If we experience a substantial drop in the volume of our raw materials, whether the result of natural conditions, blight, or an inability to secure product from third parties, our revenues and profitability would suffer. Conversely, even if we generate significant volume, if demand is weak, or if there is substantial supply, the market price for products may decline and impair our revenues and profitability.

We benefit from certain preferential tax policies and subsidies for agricultural producers in China; the discontinuation or loss of any of these policies or subsidies would increase our expenses and reduce our profitability.

The revenues we generate from the sale of certain products that we produce and sell are currently exempt from China's value added tax and enterprise income tax. Pursuant to PRC tax laws and regulations, the proceeds from the sale of processed food products, regardless whether consumed within the PRC or exported overseas, are exempt from VAT. In addition, tax rebates of VAT on Purchases are currently offered to all processed food products which are exported overseas. We enjoyed export tax rebates of VAT on Purchases of $0.7 million and $0.5 million for the fiscal years 2010 and 2009, respectively.

In addition, we also enjoy full exemption of income tax in respect of revenue generated from our self-produced fresh bamboo shoot products, bamboo wood, fresh vegetables and certain high PH bamboo shoots. We did not pay any income taxes in 2010 or 2009 on revenues from sales of fresh bamboo shoot products, certain high PH bamboo shoots, bamboo wood or fresh fruits and vegetables. This exemption is reviewed on an annual basis and can be eliminated at any time.

The Ministry of Agriculture and the Agriculture Department of Fujian Province subsidizes a portion of the interest payments on our outstanding commercial loans. In addition, the provincial government in Fujian Province subsidizes certain utilities costs, including water. Elimination of any of the foregoing tax exemptions or subsidies would increase our taxes and expenses and reduce our profitability.

We compete in an industry that is brand-conscious, and unless we are able to establish and maintain brand name recognition our sales may be negatively impacted.

Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. We have obtained the following trademarks: "幸福仁佳", "亚利达", "亚达飘香", "茶坪", "白熊" (“white bear” in Chinese), "小孩儿" (“little children” in Chinese), "维多嘉", "圣达" (“Shengda” in Chinese) under application No. 7526764, "利好", "早上好" (“good morning” in Chinese), "大眼晶", "亚达工夫" (“Yada Kong Fu” in Chinese), "亚达" (composed of a rectangle image and the Chinese characters of “Yada”) under application No. 7748481 and "亚达" (composed of an image with two circles and the Chinese characters of “Yada”) under application No. 7526798, No. 7528872 and No. 7662856. We have pending trademark applications for "武夷圣果" under application No. 7904598, "圣达" (“Shengda” in Chinese) under application No. 7528819 and "亚达" (composed of a rectangle image and the Chinese characters of “Yada”) under application No. 7748498 and No. 7748513. In addition, our business depends on acceptance by our independent distributors and consumers of our brand. Although we believe that we have made progress towards establishing market recognition for our brands in the Chinese green and organic food products industry, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

Any inability to continue developing new products to satisfy our consumers' changing preferences would have a material adverse effect on our sales volumes.

Consumer preferences for food products change over time. As a result we are constantly developing new and innovative products to meet changing customer requirements. Our failure to adapt our product offering to respond to such changes may result in reduced demand and lower prices for our products, resulting in a material adverse effect on our sales volumes, sales and profits.

We rely on third-party distributors for a substantial portion of our sales, which could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

We sell products through our own sales force as well as distributors. Our distributor network in China covers 10 provinces (cities) including Shanghai, Beijing, Tianjin, Shandong, Jiangsu, Zhejiang, Fujian, Hubei, Henan, Guangdong. In some instances we have written agreements with our distributors but they are generally renewable at the beginning of every year. In addition, the written agreements with our significant distributors do not guarantee as to the level of performance under those agreements, and generally those agreements may be terminated by the respective distributor upon notice of specified period.

To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include: (i) the level of demand for our brand and products in a particular market (ii) our ability to maintain current distribution relationships or establish and maintain successful relationships with distributors in new geographic areas. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our third party distributors in that particular geographic area, thus limiting our ability to maintain and expand our market, which will likely adversely effect our revenues and financial results.

Failure to execute our business expansion plan could adversely affect our financial condition and results of operations.

We plan to increase our business through:

  Development of new products such as our high PH bamboo shoot;

  Expansion of direct sales efforts;

  Expansion of our cold storage facilities; and

  Launching of our exclusive, Yada-branded distribution locations in major cities.

We have experienced substantial growth over the past few years. As our business grows, we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvements to our accounting and other internal management systems by dedicating additional resources to our reporting and accounting functions, and improvements to our record keeping system. We will also need to recruit more personnel and train and manage our growing employee base. Furthermore, we will need to maintain and expand our relationships with our current and future customers, suppliers, distributors and other third parties, and there is no guarantee that we will succeed.

If we are unable to effectively implement these additional controls and procedures, or are otherwise unable to establish or successfully operate additional production capacity or to increase production output, we may be unable to grow our business and revenues, reduce our operating costs, maintain our competitiveness or improve our profitability. As a result, our business, financial condition, results of operations and prospects may be adversely affected.

Because we experience seasonal fluctuations in our sales, our quarterly results of operations may fluctuate.

Our business is highly seasonal. We are attempting to mitigate the effect of seasonality by managing our portfolio of products and extending our sales season through additional cold storage facilities and new technologies like our high PH bamboo shoots. However we still generate most of our sales from bamboo shoots. Harvest season for bamboo shoots is from December to April. Accordingly, a substantial portion of our revenues are earned during our first and fourth fiscal quarters. We generally experience our lowest revenues during our second and third fiscal quarters. Sales in the first and fourth fiscal quarters accounted for approximately 61% and 70% of our net sales for the fiscal year ended December 31, 2010 and 2009, respectively. If sales in these quarters are lower than expected, it would have a disproportionately large adverse impact on our annual operating results. Moreover, our sales or results of operations for any particular quarter may not be indicative of the results anticipated in future quarters.

Our past results may not be indicative of our future performance evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Mr. Zhan Youdai, Mr. Zhang He and Mr. Tsang Yin Chiu Stanley. If we lose any of these key employees and are unable to find a qualified replacement in a timely manner, our business will be negatively impacted. In addition, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete the institutional knowledge within our Company.

We do not currently have any independent directors and may be unable to appoint any qualified independent directors.

We currently do not have any independent directors. We plan to appoint a number of independent directors which will constitute a majority of our board of directors in accordance with the corporate governance standards for the Nasdaq stock market. However, we have not identified those directors at this time.

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products under "幸福仁佳", "亚利达", "亚达飘香", "茶坪", "白熊" (“white bear” in Chinese), "小孩儿" (“little children” in Chinese), "维多嘉", "圣达" (“Shengda” in Chinese), "利好","早上好" (“good morning” in Chinese), "大眼晶", "亚达工夫" (“Yada Kung Fu” in Chinese) ), "武夷圣果", "亚达" (composed of a rectangle image and the Chinese characters of “Yada”) and "亚达" (composed of an image with two circles and the Chinese characters of “Yada”). We have obtained trademarks on most of these names, as set forth in “We compete in an industry that is brand-conscious, and unless we are able to establish and maintain brand name recognition our sales may be negatively impacted” above. There are four trademark applications still pending, including "武夷圣果" under application No. 7904598, "圣达" (“Shengda” in Chinese) under application No. 7528819 and "亚达" (composed of a rectangle image and the Chinese characters of “Yada”) under application No. 7748498 and No. 7748513. We cannot provide any assurance that the pending trademarks will be issued or that the issuance of the trademarks will provide adequate protection for our brands. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights.

In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, and profitably exploit our products.

Our existing contract relationships with certain universities and research institutions may lead to uncertainty with regard to our ownership of some potentially important intellectual property rights.

We augment the direct research and development efforts by our in-house research staff through relationships with several research institutes and universities, specifically Fujian Agriculture and Forestry University, Wuyi University, and Fuzhou University. However, our right to use the intellectual property resulting from such efforts is at times unclear, which could adversely impact us if such intellectual property becomes important to our business. For example, according to the agreement with Fujian Agriculture and Forestry University, the Company and Fujian Agriculture and Forestry University will jointly own the intellectual property rights of any research results developed under the project under this agreement. If we intend to commercialize the research results in mass production, we are required to enter into a separate intellectual property transfer or licensing arrangement. We believe that that Fujian Agriculture and Forestry University will transfer or license any intellectual property rights on commercially reasonable terms. However, we cannot assure you that Fujian Agriculture and Forestry University will do so and if it does not, our access to valuable technology may be impeded or made more costly than we expected, which could adversely impact our business.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, for companies that are "accelerated filers" or "large accelerated filers" the independent registered public accounting firm auditing a company's financial statements must also attest to the operating effectiveness of the company's internal controls. Under current law, we are required to issue a report of management on the company's internal controls over financial reporting beginning with this report. Because we currently qualify as a smaller reporting company, we are not required to include an attestation from our independent auditors.

Our management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2010. The material weakness in our disclosure controls and procedures resulted from material weaknesses in our internal control over financial reporting: (1) we have not completed the design and implementation of certain internal control policies and procedures necessary to provide reasonable assurance regarding the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”); and (2) we did not maintain sufficient in-house personnel resources with the technical accounting knowledge, expertise and training in the selection, application and implementation of US GAAP, particularly with respect to complex or non-routine transactions. We have not remedied these material weaknesses at this time. Failure to achieve and maintain an effective internal control environment could prevent us from reporting our financial results on a timely and accurate basis or cause investors to lose confidence in our reported financial information. These effects could in turn result in a decrease in the trading price of our common stock.

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. In line with general industry practice in PRC, we do not maintain product liability insurance, business interruption insurance or third-party liability insurance against claims for property damage, personal injury and environmental liabilities. Therefore, our existing insurance coverage is not sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption law, which strictly prohibits the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants or distributors of our company, because these parties are not always subject to our control.

We are in process of implementing an anticorruption program, which prohibits the offering or giving of anything of value to foreign officials, directly or indirectly, for the purpose of obtaining or retaining business. The anticorruption program also requires that clauses mandating compliance with our policy be included in all contracts with foreign sales agents, sales consultants and distributors and that they certify their compliance with our policy annually. It further requires that all hospitality involving promotion of sales to foreign governments and government-owned or controlled entities be in accordance with specified guidelines. In the meantime, we believe to date we have complied in all material respects with the provisions of the FCPA and Chinese anti-corruption law. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

  A higher level of government involvement;

  An early stage of development of the market-oriented sector of the economy;

  A rapid growth rate;

  A higher level of control over foreign exchange; and

  The allocation of resources.

As the Chinese economy has been transitioning from a planned economy to a more market-oriented economy, the Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall Chinese economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Our failure to comply with existing food safety regulations or to secure renewal of permits lead to an increase in our costs which we may be unable to pass on to our customers.

Operators within the PRC organic food processing industry are subject to compliance with PRC food hygiene and safety laws and regulations. Such laws and regulations require all enterprises engaged in the production of organic food based products to obtain a hygiene license. They also set out hygiene standards with respect to food and food additives, packaging and containers, labeling on packaging as well as hygiene requirements for food production and sites, facilities and equipment used for the transportation and the sale of food. Failure to comply with PRC food hygiene and safety laws may result in fines, suspension of operations, loss of hygiene license and, in certain cases, criminal proceedings against an enterprise and its management.

We operate under various permits and licenses granted by relevant regulatory authorities in the PRC, including, inter alia, the Food Hygiene Licenses (《食品卫生许可证》) and National Industrial Products Manufacturing Licenses (《全国工业品生产许可证》). These permits and licenses are generally valid for fixed periods and are renewable upon expiration. Our business and operations are subject to periodic checks by the relevant authorities in the PRC to ensure that we comply with the terms and conditions of these various permits and licenses. As we are required to adhere to and maintain adequate health and hygiene standards imposed by the relevant authorities, our failure to do so may lead to the withdrawal, suspension and/or non-renewal of the permits and licenses necessary for our operations, or penalties imposed on us.

Although we believe we are in compliance with current PRC food hygiene and safety laws and regulations, in the event that such laws and regulations become more stringent or widen in scope, we may fail to comply with such laws, or if we comply, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers. In such event, our business operations, financial performance and financial position may be adversely affected.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Yuan Tai Law Offices, our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The regulatory framework in China is rapidly evolving and implementation is not always consistent between jurisdictions; if we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to applicable PRC laws and regulations. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations is inconsistent in different localities. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations.

In addition, our facilities and products are subject to many laws and regulations administered by the PRC State Administration for Industry and Commerce, the PRC State Administration of Taxation, the PRC Ministry of Health and Hygiene Permitting Office, the PRC General Administration of Quality Supervision, Inspection and Quarantine, and the PRC State Food and Drug Administration Bureau relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. Our failure to comply with these and other applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the "current account," which includes dividends and trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC operating subsidiary under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiary borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our test equipment is imported from Japan. In the event that the Japanese Yen appreciates against RMB, our costs for this equipment will increase. In addition, approximately 6% of our revenues came from sales to customers in Japan in fiscal 2010. If the Japanese Yen depreciates against the RMB the cost of our products would effectively increase to Japanese customers. Any increase in price could result in decreased sales and profitability for that market, and our profitability and operating results would suffer.

Restrictions under PRC law on our PRC subsidiary's ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the EIT Law, we may be classified as a "resident enterprise" of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the New Income Tax Law, enterprises established outside the PRC whose "de facto management bodies" are located in the PRC are considered "resident enterprises" and their global income will generally be subject to the uniform 25.0% enterprise income tax rate. On December 6, 2007, the PRC State Council promulgated the Implementation Regulations on the New Income Tax Law (the "Implementation Regulations"), which define "de facto management bodies" as bodies that have material and overall management control over the business, personnel, accounts and properties of an enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a "resident enterprise" with its "de facto management bodies" located within the PRC if the following requirements are satisfied:

(i)	the senior management and core management departments in charge of its daily operations function mainly in the PRC;

(ii)	its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC;

(iii)	its major assets, accounting books, company seals, and minutes and files of its board and shareholders' meetings are located or kept in the PRC; and

(iv)	more than half of the enterprise's directors or senior management with voting rights reside in the PRC.

Because the EIT Law, its implementing rules and the recent circular are relatively new, no official interpretation or application of this new "resident enterprise" classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that Asia Green Agriculture Corporation is a "resident enterprise" for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on accounts and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as "tax-exempt income," we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new "resident enterprise" classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of "resident enterprise" treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a "resident enterprise" by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC or other approval is required in connection with the reverse acquisition of Sino Oriental, the reverse acquisition may be unwound, or we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company's equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company's securities on an overseas stock exchange. In addition, when an offshore company acquires a PRC domestic company, the offshore company is generally required to pay the acquisition consideration within three months after the issuance of the foreign-invested company license unless certain ratification from the relevant PRC regulatory agency is obtained. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

In the opinion of our PRC counsel, Yuan Tai Law Offices, the M&A Rule concerning the CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals should not apply to our reverse acquisition of Sino Oriental because none of Fujian Yada, Sino Oriental and Misaky is a "Special Purpose Vehicle" or an "offshore company controlled by PRC companies or individuals" at the moment of acquisition. However, an Option Agreement has been entered into between Cai Yangbo, the majority shareholder of Sino Oriental prior to the exchange, and Zhan Youdai dated August 20, 2010, pursuant to which Zhan Youdai has an option to purchase all the equity interest in the Company held by Cai Yangbo at any time during the period commencing on the 180th day following the signing date of the Option Agreement and ending on the second anniversary of the signing date of the Option Agreement, at an aggregate exercise price of US$84,981,327. Due to the substantial uncertainties regarding the interpretation and application of the M&A Rules by PRC governmental authorities, should a PRC governmental authority challenge the purpose or effect of the Option Agreement or Misaky’s prior acquisition of Fujian Yada, such governmental authority could regard the transactions contemplated by the option agreement or otherwise as affiliated acquisition and return investment for which approval of the Ministry of Commerce, or MOFCOM, would be required. We cannot assure you that we would be able to obtain the approval required from MOFCOM and if the PRC regulatory authorities take the view that the reverse acquisition of Sino Oriental or the acquisition of Fujian Yada by Misaky constitutes a round-trip investment without MOFCOM approval, they could invalidate our acquisition and ownership of Sino Oriental or the prior acquisition of Fujian Yada by Misaky.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Failure to comply with PRC regulations relating to the Foreign Exchange Registration for Overseas Investment and Return Investment by PRC resident.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings.

Mr. Zhan Youdai may have obtained the citizenship of the Philippines when he exercises his option rights and thus gains control our company, However, under the Circular 75, a "domestic resident natural person" not only refers to a natural person who holds a resident identity card, a passport or other lawful identity certificate of the People's Republic of China, but also a natural person who has no legal identity inside China but habitually resides inside China due to reasons of economic interests. As a result, we are not sure whether Mr. Zhan Youdai will habitually reside inside China afterwards and whether he will comply with the requirements of Circular 75.

Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Any disruption in the supply of utilities or an outbreak of fire or other calamities at our production facilities may result in disruption in our production

The production processes at our production facilities are dependent on a continuous supply of utilities such as electricity and water. As all our production facilities are situated in the PRC, there is a possibility that the PRC authorities may, as a result of a shortage of power, ration the supply of utilities, such as electricity, and require our production facilities to shut down periodically. Any disruption to the supply of electricity and/or water or any outbreak of fire or similar calamities at our production facilities may result in the breakdown of our facilities, such as our cold storage facilities, which will in turn lead to deterioration or loss of our inventories. This could adversely affect our ability to fulfill our sales orders and consequently, our business operations, financial performance and financial position may be adversely affected.

There is inherent risk related to the farmer-collectively-owned land use rights held by the farmer households

We lease certain of our planting bases from rural village cooperatives. All of our current leases are in the nature of farmer-collectively-owned land, and are leased from the farmer-households via the local Villagers' Committees (for more information on the role of the Villagers' Committees and the legal regime governing farmlands in the PRC, please refer to the section "Regulation— PRC Land Law").

(a) Title Certificates

The procedures and practice for issuing title certificates for farmer-collectively-owned land are not well established. Despite the fact that PRC authorities have issued several legal directives and rules to regulate the process of issuing Collectively-owned Land Title Certificates (集体土地所有证) (for farmland) and Forest Title Certificates (林权证) (for forest land) to evidence the ownership of the farmers to the farmer-collectively-owned land, in practice, not many areas in the PRC have implemented such a system due to difficulties in identifying the proper owners for such farmer-collectively-owned lands, amongst other reasons (for more details regarding title certificates for farmer-collectively-owned land, please refer to the section "Regulation — PRC Land Law").

Because of these practical difficulties in the title registration system for farmer-collectively-owned land, none of the rural villages cooperatives that we lease the planting bases and bamboo forests from have the requisite title certificates evidencing the respective lessors' title. Without obtaining the title certificates, it is possible that the title to the land may be challenged. If it is determined that the rural village cooperative that we lease from does not have title to the land our leases may be invalidated. In some instances, we have sought to mitigate the title risk by obtaining written confirmation of our leases from local forestry, agricultural or state-owned land resources bureaus. However, there is no assurance that the title of these lessors, and consequently our leases, will not be challenged.

(b) Rural Land Contracted Operation Rights

Under the PRC laws, farmers of rural cooperatives or other individuals or organizations desiring to cultivate lands are required to enter into Contracted Farming Agreements (承包合同) with the Villagers' Committees or Rural Collective Economic Organizations (村集体经济组织) in order to legally obtain a Rural Land Contracted Operation Right (农村土地承包经营权).

Thereafter, the farmers or other individuals or organizations should apply to the relevant Agriculture Bureau (农业局) or Forestry Bureau (林业局) which will then issue the Land Contracted Operation Right Certificates (土地承包经营权证) (for farmland) or the Forest Right Certificates (林权证) (for forest land) to certify that the applying party has obtained the Rural Land Contracted Operation Right Certificates (土地承包经营权证). For more information regarding Rural Land Contracted Operation Right Certificates (土地承包经营权证) for farmer-collectively-owned land, please refer to the section "Regulation— PRC Land Law".

Due to the lack of a well-developed central filing and registration system of administration and supervision in the PRC rural areas, not many Villagers' Committees (村委会) or Rural Collective Economic Organizations (村集体经济组织) in practice would formally sign Contracted Farming Agreements (承包合同) when granting Rural Land Contracted Operation Right (土地承包经营权). We have not obtained the Rural Land Contracted Operation Right Certificate ( 土地承包经营权证 ) for any of our 24 vegetables and fruit planting bases or the Forest Title Certificate ( 林权证 ) for any of our six bamboo forest lease agreements. We are not aware of any Land Contacted Operation Right Certificate (土地承包经营权证) or Forest Right Certificates (林权证) issued by the relevant authorities in Songxi County, to evidence the rights of contracted operations for the farmland or forest land. Although we have sought to mitigate such risk by obtaining confirmation letters from the relevant Villagers’ Committees (村委会) for all the planning bases and bamboo forest leased by our Group confirming that the farmland contract agreements or forest land contract agreements concerned are in compliance with the relevant laws and regulations, and by filling the lease agreements for record with the Agriculture Bureau or Forestry Bureau in Songxi, there is no assurance that such confirmations would not be revoked or otherwise rendered defective in any respect (for further details in relation to the confirmation letters obtained, please refer to the section "Regulation—PRC Land Law").

(c) Uncertainty of Authorization and Uncertainty of Waivers of Pre-emptive Rights

The rural village cooperatives that lease land to us are supposed to obtain waiver of pre-emptive right from all other farmer-households in the same village or Rural Collective Economic Organizations which did not sign to approve our lease agreements. However, in practice, the cooperatives or the lessors that we deal with do not obtain and keep record of such waiver letters. Without such farmer-households' consent to waive their pre-emptive rights, the validity of the relevant leases may be challenged. We have not obtained such consents for any of the planting bases or bamboo forest we lease.

Although we have sought to mitigate the aforesaid risks by obtaining power of attorney and villager representatives' meeting resolutions from representatives of the farmer-households, there is no assurance that the waiver from representatives of these farmer-households actually exist or would not be rendered defective in any respect. to our knowledge, no proceedings and/or claims have been raised against us relating to the validity of our leases. However, we cannot provide any assurance that such proceedings or claims may not arise in the future. In the event of such proceedings and/or claims are brought against us, our business operations and financial performance may be adversely affected.

We are subject to environmental laws and regulations in the PRC

We are subject to various PRC environmental laws and regulations in the areas where we operate, including laws regulating the emission and discharge of waste materials into soil, air or water. We are also required to obtain and comply with environmental permits for certain operations. In addition, we are responsible for cleaning up in the event that our operations result in the contamination of the environment at our manufacturing facilities. If we violate or fail to comply with the requirements, we could be fined or otherwise sanctioned by regulators. If more stringent compliance or clean-up standards under environmental laws or regulations are imposed, or the results of future testing and analysis at our operating facilities indicate that we are responsible for the release of hazardous substances, we may be subject to additional remediation liability.

We have obtained Pollutants Discharge Permit (《排污许可证》) for Fujian Yada, and are currently in the process of applying for the Pollutants Discharge Permit (《排污许可证》) for Yaxin. According to applicable PRC laws, the penalty for not obtaining the Pollutants Discharge Permit (《排污许可证》) is a maximum fine of up to RMB0.2 million. We do not know at this time whether we will incur any fines or penalties as a result of our failure to have such a permit.

Additional environmental matters may also arise in the future at sites where no problem is currently known. In the event of any non-compliance with environmental standards established by applicable laws and regulations or imposed by our customers, our business operations, financial performance, financial position and prospects may be adversely affected.

We may face claims and/or administrative penalties for non-execution of labour contracts or non-payment and/or under-payment of social insurance and housing fund obligations in respect of our temporary workers and our full-time employees

(a) Temporary Workers

We hire temporary workers to work in our processing factories on a temporary basis. We also, from time to time, hire farmers to work in our planting bases to handle due to the increased workload during harvesting seasons (collectively referred to as "Temporary Workers"). Prior PRC law was unclear with respect to our obligations to enter into labour contracts with, or pay any social insurance or housing funds for, our Temporary Workers, and historically we did not enter into such contracts or pay social insurance for our Temporary Workers. With the implementation of PRC Labour Contract Laws (中华人民共和国劳动合同法 , "PRC Labour Contract Law") which came into effect from January 1, 2008 and the Implementation Regulations for the Labour Contract Laws (中华人民共和国劳动合同法实施条例) which came into effect September 18, 2008, the PRC government has been adopting increasingly stringent supervision standards over the labour market in the PRC, in particular the farmer workers. In view of the new legal environment, beginning February 1, 2006, we appointed a licensed employment service agent, Nanping Labour Dispatch Services Co., Ltd., Songxi Branch (南平市劳务派遣服务有限公司松溪分公司) to hire our Temporary Workers and dispatch such workers to our operating subsidiaries. Under this arrangement, the Temporary Workers are employees of the dispatch agent, and the agent undertakes the legal obligation to enter into labor contracts and to pay the social insurance and/or housing fund for the workers. The agent also confirms to us that it has undertaken all legal obligations as required by, and complied with all compulsory requirements of, applicable PRC labour laws and regulations. Despite the labor arrangement, according to the PRC Labour Contract Law, in the event that the agent violates applicable PRC labor law, resulting in damages to the employees, we may be held liable to compensate the Temporary Worker for such losses. Although we would be entitled to compensation by the agent for such losses, there is no assurance that the compensation we recovered, if any, would be sufficient to cover the losses incurred. We have obtained certain letters issued by the competent labor authorities and housing fund authorities confirming that we have not been penalized by the labor authorities or housing fund authorities.

In addition, we may be subject to a late charge of 0.2% of the outstanding social insurance contribution per day, a fine ranging from RMB10,000 to RMB50,000 for not attending to housing fund registration, and face proceedings or claims brought by the Temporary Workers, for non-execution of labor contracts and/or non-payment of social insurance or housing fund in respect of the Temporary Workers we hired before September 2008. Due to the nature of our business, these Temporary Workers were employed during our peak harvesting seasons and they were paid on an hourly basis. However, as the turnover of our Temporary Workers was high, with some Temporary Workers working for durations as short as a week, we faced practical difficulty in maintaining a register to estimate and make payment for the amount of outstanding social insurance liability for such Temporary Workers. As a result, we are not able to quantify with certainty our potential liability, if any. To date, we have neither received any verbal or written rectification notice from the labor authority or housing authority nor received any complaints or claims from any of our Temporary Workers regarding these matters. However, we are unable to give any assurance that such administrative penalties will not be imposed on us or such claims will not arise in the future. In the event any claims are brought by the Temporary Workers, we may be required to pay the administrative penalties and compensation and our business operations and financial performance may be adversely affected.

(b) Full-time Employees

Our PRC operating subsidiaries have not paid, or have not been able to pay, certain past social insurance for their full-time employees due to differences in local regulations, inconsistent implementation or interpretation by local authorities in the PRC, insufficient understanding of our legal obligations, and different levels of acceptance of the social insurance by the full-time employees. Our PRC operating subsidiaries have begun paying the social insurance contributions for certain of their full-time employees based on their actual received salaries, but they have not been able to rectify the prior under-payment and non-payment. We have attempted to rectify the under-payment and non-payment. However, the relevant local authorities in the PRC have stated that it is not possible to process rectification payments. We have sought to mitigate the risk of additional assessments by obtaining certain written confirmations from the applicable labor authorities and housing fund authorities confirming that no penalty has been imposed on us. We have not received any verbal or written rectification notice from labour authority or housing fund authority, nor received any complaints or claims from any of our full-time employees relating to the under-payment or non-payment. However, our PRC operating subsidiaries may still be assessed the social insurance and be subject to a late charge at 0.2% per day of the outstanding social insurance contribution, a fine ranging from RMB10,000 to RMB50,000 for not attending to housing fund registration, and may face proceedings or claims for the under-payment or non-payment of social insurance and housing fund.

Our reasonable estimation of the potential liability for non-compliance with the PRC Labour Contract Law and its implementing rules as of December 31, 2010 is approximately $1,337,000, which includes the potential liability for non-compliance of the obligations of the social insurance and housing fund for our full-time employees and temporary workers, and reflects our current good faith estimate of the most likely aggregate costs of rectifying our potential non-compliance regarding the Law's obligations. However, our actual liability could be significantly higher.

Risks Related to The Market For Our Stock Generally

There has been only limited trading activity for our Common Stock.

While our common stock is qualified for listing on the OTC Bulletin Board, there has been limited trading activity through the date of this report. We cannot provide any assurances as to when our common stock will begin trading or that an active market will develop for our common stock.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worth's in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for "penny stock." Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

The concentration of ownership of our securities by our controlling stockholder who does not participate in the management of our business can result in stockholder votes that are not in our best interests or the best interests of our minority stockholders.

Mr. Cai Yangbo owns approximately 61% of our outstanding voting securities, giving him controlling interest in the Company. However, Mr. Cai is not an executive officer or director of the Company and is not a participant in any way in the day to day affairs of the Company. Mr. Cai may have little or no knowledge of the details of the Company's operations and does not participate in the corporate governance of the Company. In addition, this concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the disclosure under this item.

ITEM 2. PROPERTIES

There is no private land ownership in China. Individuals and entities are permitted to acquire land use rights for specific purposes. We were granted land use rights for our headquarters in Nanping City, consisting of approximately 44,700 square meters of office space, which extend until 2053 to 2055. We believe the facility is in good condition and adequate to meet our current and anticipated requirements.

We secure access to our planting base through land use agreements that we enter into with the local provincial government or rural village cooperatives. In turn, under the Rural Contracting Law of 2002, the cooperatives grant us the right to enter on the land, and plant and harvest, pursuant to the terms of a rural land use contract. We have entered into 24 vegetables and fruit planting base lease agreements and six bamboo forest lease agreements with local rural villagers’ committees as of December 31, 2010. The total relevant rental cost of the planting bases is approximately $1,206,000 per annum, and that of the bamboo forest is approximately $2,051,000 per annum. Generally, we pay the annual rental costs to the village cooperatives at the end of every year. According to the Entrusting Collecting Agreements entered into with individuals who supervise the planting bases and bamboo forests, the rentals are paid to the rural cooperatives and collected by entrusted individuals on behalf of the Company. These rural land use contracts generally grant us the right to harvest bamboo forest for a term of 20 to 30 years, and to farm the land for vegetable and fruits for a term of 5 to 20 years. We are in the first to sixth year of the ease term of each vegetables and fruits planting base lease agreement and in the first to sixth year of the lease term of each bamboo forest lease agreements.

ITEM 3. LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, there are no legal claims currently pending or threatened against us that would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "AGAC". The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports. Quotes on the OTC Bulletin Board represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

We acquired our current operating subsidiaries on August 20, 2010. Since that time there has been only limited, sporadic trading of our common stock. The following table sets forth the high and low bid prices per share of our common stock for the periods indicated as reported on the OTC Bulletin Board. Quotes for the period before the third quarter of 2010 reflect the prices prior to the exchange agreement and the commencement of our current business.

For the year ended December 31, 2010	High	Low
Fourth Quarter	$4	$4
Third Quarter	$4	$0.04
Second Quarter	$0.04	$0.04
First Quarter	N/A	N/A

For the year ended December 31, 2009
Fourth Quarter	N/A	N/A
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

Holders of Record

As of March 24, 2011, 36,823,626 shares of our common stock were issued and outstanding, and held by approximately 525 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors. We currently intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock. In addition, PRC regulation of foreign currency exchange may limit our ability to receive dividends from our operating subsidiaries, and therefore limit our ability to pay dividends to our stockholders.

Recent Sales of Unregistered Securities

On February 10, 2011, we issued a warrant to purchase 50,000 shares of common stock to CCG Investor Relations Partners LLC. The warrant is exercisable at a price of $4.00 per share and expires on February 10, 2016. The issuance of the warrant was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation S promulgated under Securities Act.

Equity Compensation Plans Information.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2011 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated in this report by reference.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information under by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." below. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. See "Forward-Looking Statements," above.

Overview

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. Bamboo shoot products accounted for approximately 52% of our revenue in 2010, while fresh vegetables and fruit accounted for approximately 28% of revenue, processed vegetables for 7% of revenue, and bamboo wood for 13% of revenue, respectively.

We have a vertically integrated operation consisting of planting, manufacturing and sales of final products. We can supply most of fresh raw material from our own land. We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale. Accordingly, our ability to grow is dependent in part on the size of lands we control under lease, and our processing and storage capacity. We are currently experiencing rapid growth in our business and continually seek to procure additional lands for planting. We anticipate making capital expenditures over the next twelve to 24 months to increase our cold storage capacity, increase production resources and establish new corporate offices.

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as the Japanese market. In 2010, we derived approximately 94% of our revenue in China and approximately 6% in Japan.

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

Recent Developments

On August 20, 2010, we entered into an exchange agreement with Sino Oriental Agriculture Group Ltd. and the shareholders of Sino Oriental Agriculture Group Ltd, pursuant to which all of the shareholders of Sino Oriental Agriculture Group Ltd. transferred all of the issued and outstanding stock of Sino Oriental Agriculture Group Ltd. to us, and in exchange we issued to such shareholders 29,214,043 newly issued shares of our common stock. In connection with this exchange we acquired the business of Fujian Yada, our current operating subsidiary. The transaction was accounted for as a reverse merger.

Also on August 20, 2010 we closed the transactions under a securities purchase agreement dated July 23, 2010 with certain institutional investors, pursuant to which we sold 1,939,407 units of common stock and warrants for an aggregate purchase price of approximately $15.3 million. We used the proceeds of that offering to expand our physical facilities and to increase our planting bases.

We experienced substantial growth in 2010. Net sales for the year were $72.1 million an increase of 81% over the year ended December 31, 2009. Gross margins for 2010 increased to 36% as a result of product mix, including sales of our new high-PH bamboo shoots and increased sales of bamboo wood. Net income for the year was $21.6 million, an increase of $9.5 million or 78%, compared to the fiscal year ended December 31, 2009.

In addition, we believe that the investments we made in physical facilities and planting bases in 2010 establish a strong foundation for growth in 2011 and beyond. Our current growth strategy is currently centered on the following five initiatives:

  Expand our planting base.

  Improve our profitability by continuously introducing new high value added products.

  Further expand our domestic sales and distribution network and enter new markets.

  Increase our cold storage capacity.

  Further enhance our brand recognition.

We are continuing to invest in new forest and planting bases. The table below summarizes our planting bases as of December 31, 2009 and December 31, 2010.

	December 31, 2009	December 31, 2010
Bamboo forest	17,300 acres (70.01 square kilometers)	30,500 acres (123.43 square kilometers)
Vegetables & Fruits	10,400 acres (42.09 square kilometers)	12,500 acres (50.59 square kilometers)

We launched the sale of our proprietary high PH bamboo shoot product line in April 2010, and have experienced gross margins of approximately 73% on sales of that product through December 31, 2010. Gross margins for the year ended December 31, 2010 increased to approximately 36% from approximately 33% for the year ended December 31, 2009 as a result of product mix, including the sale of more high-margin products such as bamboo wood and the new high PH bamboo shoots. Through our research and development initiatives we plan to introduce at least one or two new products per year with the potential capture higher gross margins and improve profitability.

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of internal sales team members, outside sales agents and markets served at December 31, 2009 and December 31, 2010.

	December 31, 2009	December 31, 2010
Internal Sales Team Members	27	56
Distributors	84	100

In 2011, we plan to expand our sales network domestically, with our focus on the cities of Jinan, Nanjing, Beijing, Tianjin and Harbin. We have no immediate plans to expand our international sales presence beyond Japan.

We had a 6,000 metric ton cold storage facility as at December 31, 2010 for storing fresh and semi-finished products. We are adding 5,500 metric ton cold storage facility in order to meet the requirements of our existing products and the anticipated need for recent new product launches. As of December 31, 2010, the construction plan has been finalized and the construction work has commenced.

We have been gaining brand recognition in China, especially in Fujian Province. At December 31, 2010 we had expanded our sales to approximately 700 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets. We are also opening Yada-branded distribution locations. We have opened five locations and plan to continue opening additional centers in select locations in China.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the year			For the year
Item	ended			ended
	December 31, 2010			December 31, 2009
(Unaudited)	(As reported)			(As reported)
	In	As a		In	As a
	Thousands	Percentage		Thousands	Percentage
		of			of
		Net Sales			Net Sales
Net Sales	$72,106	100%		$39,804	100%
Cost of Sales	(46,274)	(64%	)	(26,480)	(67%	)
Gross profit	25,832	36%		13,324	33%
Selling and administrative expenses	(3,772)	(5%	)	(991)	(2%	)
Operating income	22,060	31%		12,333	31%
Government Grant Income	44	-		205	1%
Other net income / (loss)	54	-		(100)	-
Net finance costs	(619)	(1%	)	(424)	(1%	)
Income before income taxes	21,431	30%		12,214	31%
Income tax (provision) credit	164	-		(97)	-
Net income	21,595	30%		12,117	31%

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the year ended December 31, 2010 our net sales were $72.1 million compared to $39.8 million for the same period last year, an increase of $32.3 million or approximately 81%. Of such increase, approximately $22.2 million was attributable to increased sales volume of our products, while approximately $10.1 million was due to higher average selling prices of our products.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the year ended December 31, 2010 our cost of sales were approximately $46.3 million compared to approximately $26.5 million for the same period last year, an increase of approximately $19.8 million or approximately 75%. This increase was primarily due to higher sales volume. As a percentage of net sales, the cost of sales decreased to approximately 64% for the year ended December 31, 2010 from approximately 67% for year ended December 31, 2009.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was approximately $25.8 million for the year ended December 31, 2010, compared to approximately $13.3 million for the same period last year, an increase of approximately $12.5 million or approximately 94%. Gross profit as a percentage of net sales was approximately 36% and 33% for the year ended December 31, 2010 and 2009, respectively. The increase in the gross margin was primarily attributable to product mix. During 2010 higher margin products such as bamboo wood and our new high PH bamboo shoots comprised a greater portion of overall sales. The gross margin of our high PH bamboo shoots was approximately 73% for the year ended December 31, 2010 while there were no sales of high PH bamboo shoots in the year ended on December 31, 2009. The gross margins of our bamboo wood were approximately 79% and 84% for the years ended December 31, 2010 and December 31, 2009, respectively. Gross margin also improved to a lesser extent as a result of the increase in average sales prices in Chinese domestic market. In addition, reclamation fees for our bamboo forests and vegetables planting bases were incurred in the fourth quarter of 2010, while no such costs were incurred in 2009.

Selling and Administrative Expenses. Our selling and administrative expenses increased approximately $2.8 million, or approximately 280%, to approximately $3.8 million for the year ended December 31, 2010 from approximately $1.0 million for the year ended December 31, 2009.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses increased to approximately $1.4 million for the year ended December 31, 2010, compared to approximately $0.3 million for the prior year, an increase of approximately $1.1 million. As a percentage of net sales, selling expenses for the year ended December 31, 2010 were approximately 2%, as compared to approximately 1% for the year ended December 31, 2009. Both the dollar and percentage increase of our selling expenses are generally attributable to higher expenses associated with our sales expansion in Chinese domestic market, and to a lesser extent, branding activities.

Our administrative expenses include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased approximately $1.6 million, or approximately 224%, to approximately $2.4 million for the year ended December 31, 2010 from approximately $0.7 million for the year ended December 31, 2009. The increase is mainly attributable to our change in status to a publicly traded company and the associated professional fees paid to third parties that we did not incur during the year ended December 31, 2009. In addition, we experienced increases in our salaries, depreciation costs and travel expenses. As a percentage of net sales, administrative expenses for the year ended December 31, 2010 were approximately 3%, as compared to approximately 2% for the year ended December 31, 2009.

Net Finance Costs. Our net finance costs, increased approximately $0.2 million, or approximately 46%, to $0.6 million for the year ended December 31, 2010 from approximately $0.4 million for the year ended December 31, 2009. The increase is mainly due to an increase in average bank loan balances.

Income Taxes. We had an income tax credit of approximately $0.2 million for the year ended December 31, 2010, as compared to an income tax credit of approximately $0.1 million for the year ended December 31, 2009. This was primarily attributable to an increase in our tax loss, which was due primarily to our tax exemption on profits from fresh produce.

We receive significant tax exemptions and subsidies in connection with our business activities in China. See “Risk Factors—We benefit from certain preferential tax policies and subsidies for agricultural producers in China; the discontinuation or loss of any of these policies or subsidies would increase our tax expenses and reduce our profitability.” For example, in the year ended December 31, 2010, we enjoyed an income tax exemption on profits from fresh produce worth approximately $5.93 million. Moreover, in the year ended December 31, 2010, we had government grant income, in the form of government grants received for compensation of finance costs already incurred or for good performance of the Company, equal to approximately $44,000. We cannot assure you that these tax exemptions and grants will continue, and if they do not, our net cash provided by operating activities and net income will be reduced by the value of the benefits lost. Based on our financial performance in prior periods, this decrease would constitute a material adverse effect on our operating results and liquidity and capital resources.

Net Income. Our net income increased by approximately $9.5 million, or approximately 78%, to approximately $21.6 million for the year ended December 31, 2010 from approximately $12.1 million for the year ended December 31, 2009. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of approximately $10.0 million, compared to $0.4 million for December 31, 2009. Our accounts receivable at December 31, 2010 was $20.9 million, compared to $8.6 million for December 31, 2009. Our days’ sales outstanding increased to 106 days as at December 31, 2010 from 79 days as at December 31, 2009. The increase was due to sales to new customers in the fourth quarter of 2010, payment for which amounts was not yet due as at year end. We finished the year with working capital of $51.3 million, compared to $30.3 million in 2009

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow (All amounts in thousands of U.S. dollars)
	Year Ended
	December 31
	(Audited)
	2010	2009
Net cash provided by operating activities	15,409	$1,235
Net cash provided by (used in) investing activities	(15,299)	(2,026)
Net cash provided by (used in) financing activities	9,043	1,129
Effect of exchange rate on cash and cash equivalents	414	--
Cash and cash equivalents at the beginning of the period	421	83
Cash and cash equivalents at the end of the period	9,988	421

Cash Flows from Operating Activities.

Net cash provided by operating activities was approximately $15.4 million for the year ended December 31, 2010, an increase of approximately $14.2 million from $1.2 million for the year ended December 31, 2009. The increase of net cash provided by operating activities was primarily attributable to the additional net income generated in the period.

Cash Flows from Investing Activities.

Net cash used in investing activities for the year ended December 31, 2010 was approximately $15.3 million compared to approximately $2.0 million for the year ended December 31, 2009. The increase of net cash used in investing activities was primarily attributable to the expansion of production facilities and planting bases. During fiscal 2010 we invested approximately $3.1 million to acquire property, plant and equipment and an additional approximately $12.4 million to acquire land use rights.

Cash Flows from Financing Activities.

Net cash provided by financing activities was approximately $9.0 million in the year ended December 31, 2010, compared to approximately $1.1 million in fiscal year 2009. The net cash provided by financing activities for fiscal year 2010 was mainly attributable to proceeds from issue of shares to investors partially offset by repayments of advances from related parties.

In addition to cash flows from operations, our principal source of liquidity is borrowings under a number of financing agreements. We are in material compliance with the covenants in the agreements. Any failure by us to meet the obligations under the agreements could have an adverse impact on our liquidity and capital resources. As of December 31, 2010, our banking facilities were composed of the following:

(All amounts, other than percentages, in thousands of U.S. dollars)

December 31, 2010
(Audited)
Secured short-term borrowings	$6,233
Current maturities of secured long-term borrowings	23
$6,256
Secured long-term borrowings
Interest bearing :
- at 2.4% per annum	$--
- at 14.4% per annum	23
23
Less: current maturities	(23)
$--

We had the following financing arrangements as of December 31, 2010, including those with third parties:

Contract	Bank	Borrower/ Mortgager/ Guarantor	Loan/Mortgaged/Guaranteed Amount	Repayment Term of the Loan/ Repayment Term of the Loan Covered by Mortgage/Guarantee	Interest Rate	Maturity
Guaranteed Loan Contract	Songxi County Rural Credit Cooperative Union Business Office	Fujian Shengda Food Co., Ltd.	$22,468	January 23, 2009 to January 21, 2011	monthly interest rate of 12‰	January 21, 2011
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd.	$618,615	March 19, 2009 to March 19, 2012	N/A	March 19, 2012
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd	$2,270,753	February 27, 2009 to February 27, 2012	N/A	February 27, 2012
Maximum Amount Mortgage Contract	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Shengda Food Development Co., Ltd.	$705,491	April 1, 2009 to March 31, 2011	N/A	March 31, 2011
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd.	$1,174,321	March, 2009 to March 2012	N/A	March 2012
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Import & Export Trading Co., Ltd.	$4,343,788	February 27, 2009 to February 27, 2012	N/A	February 27, 2012
RMB Fund Loan Contract	Songxi Sub- branch of China Construction Bank Corporation Ltd	Fujian Yada Group Co., Ltd.	$468,845	February 11, 2010 to February 11, 2011	annual rate 10% higher than the benchmark interest rate as of the value date	February 11, 2011
Natural Person Guarantee Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Mr. Zhan Youdai and Ms. Zhou Liufeng	$468,845	February 11, 2010 to February 11, 2011	N/A	February 11, 2011
RMB Fund Loan Contract	Songxi Sub- branch of China Construction Bank Corporation Ltd	Fujian Yada Group Co., Ltd.	$438,596	April 1, 2010 to February 1, 2011	Annual interest rate is 10% higher than the benchmark interest rate as of the value date	February 1, 2011
Natural Person Guarantee Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Mr. Zhan Youdai and Ms. Zhou Liufeng	$438,596	April 1, 2010 to February 2, 2011	N/A	February 2, 2011
RMB Fund Loan Contract	Songxi Sub- branch of China Construction Bank Corporation Ltd	Fujian Yada Group Co., Ltd.	$983,061	April 2, 2010 to April 2, 2011	Annual interest rate is 10% higher than the benchmark interest rate as of the value date	April 2, 2011
Natural Person Guarantee Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Mr. Zhan Youdai and Ms. Zhou Liufeng	$983,061	April 2, 2010 to April 2, 2011	N/A	April 2, 2011

Maximum Amount Loan Contract	Business Department of Jianyang Rural Cooperatives	Fujian Yaxin Food Co., Ltd	$423,472	April 7, 2010 to April 6, 2011	N/A	April 6,2011

Maximum Amount Mortgage Contract	Business Department of Jianyang Rural Cooperatives	Fujian Yaxin Food Co., Ltd	$423,472	April 7, 2010 to April 6, 2011	N/A	April 6, 2011
Credit Line Agreement	Bank of China Limited Nanping Branch	Fujian Yada Group Co., Ltd.	$2,995,716 (credit line)	July 21, 2010 to June 18, 2011	N/A	June 18, 2011
Maximum Guarantee Contract	Bank of China Limited Nanping Branch	Mr. Zhan Youdai, Fujian Fulaimen Wood Technology Co., Ltd. and Songxi Yasheng Food Co., Ltd.	$2,995,716	July 21, 2010 to June 18, 2011	N/A	June 18, 2011
Personal Guaranty Contract	Fujian Branch of China Construction Bank	Mr. Zhan Youdai and Ms. Zhou Liufeng	$868,758	August 11, 2010 to February 11, 2011	N/A	February 11, 2011
Domestic Commercial Invoice Discounting Agreement	Bank of China Limited Nanping Branch	Fujian Yada Group Co., Ltd.	$2,995,716	July 21, 2010 to June 18, 2011	N/A	June 18, 2011
Maximum- amount Mortgage Contract	Bank of China Limited Nanping Branch	Fujian Yada Group Co., Ltd.	$738,806	July 21, 2010 to June 18, 2011	N/A	June 18, 2011
Bank Acceptance Agreement	China Construction Bank Corporation Ltd Songxi Branch	Fujian Yada Group Co., Ltd.	$868,758	August 11, 2010 to February 11, 2013	a service fee of 0.5‰ of the face value of the bills of exchange	February 11, 2013
Guarantee Contract	China Construction Bank Corporation Ltd Songxi Branch	Songxi Yasheng Food Co., Ltd.	$471,825	August 11, 2010 to February 11, 2013	N/A	February 11, 2013
Deposit Pledge Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Yada Group Co., Ltd.	$260,627 (deposit) for a loan of $868,758	August 11, 2010 to February 11, 2011	N/A	February 11, 2011
RMB Fund Loan Contract	China Construction Bank Corporation Ltd. Songxi Branch	Fujian Yada Group Co., Ltd.	$1,209,921	November 26, 2010 to November 26, 2011	annual interest rate of the loan shall be 10% higher than the benchmark interest rate as of the value date	November 26, 2011
Natural Person Guarantee Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Mr. Zhan Youdai and Ms. Zhou Liufeng	$1,209,921	November 26, 2010 to November 26, 2011	N/A	November 26, 2011

Many of the financing agreements contain covenants prohibiting us from borrowing “substantial” amounts of money, or leasing or subsequently pledging already pledged assets, without the prior consent of each relevant lender. In addition, we are prohibited from selling a “significant” amount of its assets without prior consent from each relevant lender. The terms “significant” and “substantial” are not defined in the relevant contracts. In assessing our compliance with the financing agreements we have determined that a value exceeding approximately 10% of our total assets, or about $8.1 million as of December 31, 2010, would be significant or substantial and would trigger a requirement to obtain the prior consent of various lenders. However, the lenders may have a different interpretation of the limitation on our ability to borrow money or sell assets, and it may be lower than our understanding of the provisions of the loan agreements. If we were to inadvertently sell assets or borrow money with a value in excess of what our lenders believe is permissible without their consent, they could pursue breach of contract and other claims against us, which could harm our business and reputation.

Contingent Liabilities

We have made a provision of approximately $538,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. We believe that the total potential liabilities include cost of rectifying non-compliance of the social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of the housing fund obligations for full-time employees and temporary workers, and may be as much as $1,337,000. See “Risk Factors—We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

Our capital expenditures were approximately $19.5 million for the year ended December 31, 2010. Our capital expenditures were mainly used to acquire property, plant and equipment and land use rights to expand our production capacity. We currently estimate that our capital expenditures in fiscal year 2011 will be approximately $29 million, which we intend to use primarily for expansion of bamboo forests, constructing additional cold storage and preliminary processing facilities.

Capital Resources

At December 31, 2010 we did not have any unused credit facility that was available to us.

We believe that our cash on hand, and cash flow from operations will meet our expected capital expenditures and working capital requirements for at least the next 12 months. However, our cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue.

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

Critical Accounting Policies

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2010, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States Dollars and Japanese Yen.

Restricted cash

Deposits in banks pledged as securities for bills payable and forward foreign currency exchange contracts (See Note 4 to the Consolidated Financial Statements on page F-21) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful debts

We extend unsecured credit to certain customers ranging from one to three months in the normal course of business. We do not accrue interest on trade accounts receivable.

We establish an allowance for doubtful accounts based on management's assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance; we consider the historical level of credit losses and apply percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitor current economic trends that might impact the level of credit losses in the future. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, we established the general provisioning policy to make an allowance equivalent to 30% of gross amount of trade receivables due between one and two years and 100% of gross amount of accounts receivable due over 2 years. Additional specific provision is made against trade receivables whenever they are considered to be doubtful. Bad debts are written off when identified.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by us and no significant additional bad debts have been expensed. This general provisioning policy has not changed in the past since its establishment and the management considers the general provisioning policy adequate and does not expect to change this established policy in the near future.

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

In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase or decrease with our projected demand requirements and market conditions. We estimate the demand requirements based on market conditions, forecasts prepared by our customers, sales contracts and orders in hand.

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

Depreciation is provided on the straight-line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment. The principal useful lives and residual value are as follows:

	Estimated useful	Residual value
	lives
Buildings	30 years	5%
Plant and machinery	5 - 10 years	5%
Motor vehicles	5 years	5%
Electronic equipment	5 years	5%
Leasehold improvement	Over lease term	-

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress mainly represents expenditures in respect of our offices and factories under construction. All direct costs relating to the acquisition or construction of our offices and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the terms of the lease obtained from the relevant PRC land authority.

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

Capitalized interest

The interest cost associated with the major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Revenue recognition

Revenue from sales of the Company’s products, including fresh produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured. We do not provide our customers with contractual rights of return and post-delivery discount for any of our products, including fresh produce and processed produce. When any significant post-delivery performance obligation exists, revenue is recognized only after such obligation is fulfilled. We evaluate the terms of sales agreement with our customer for fresh produce and processed produce in order to determine whether any significant post-delivery performance obligations exist. Currently, the sales under fresh produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations.

Revenue from sales of our product represents the invoiced value of goods, net of the value-added tax (“VAT”). Our processed produce products that are sold in the PRC are subject to VAT at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid on raw materials, other materials or costs included in the cost of producing our processed produce products.

Government grants

Government grants are received for compensation of finance costs already incurred or for good performance and are recognized when the approval documents are obtained from the relevant government authorities.

For compensation of finance costs, we match and offset the government grants with the finance costs as specified in the grant approval document in the corresponding period when such expenses are incurred. Government grants received for good performance are recognized as income in the period they become recognizable.

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

We file separate tax returns in the United States and China. Income taxes of the Company's PRC subsidiary are calculated in accordance with taxation principles currently effective in the PRC. For Asia Green Agriculture Corporation, applicable U.S. tax laws are followed. We expect that the tax rate of 25% currently applicable to our Fujian Yada operating subsidiary will remain unchanged in 2011.

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

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise . For detailed discussion of PRC tax issues related to resident enterprise status, see "Risk Factors — Risks Associated with Doing Business in China — Under the New EIT Law, we may be classified as a 'resident enterprise' of China." Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

Foreign currency translation

Our functional currency is the RMB and RMB is not freely convertible into foreign currencies. We maintain our financial statements in our functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, our financial statements that are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholder's equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity.

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

We enter into foreign currency forward exchange contracts ("forward exchange contracts") to manage its exposure to the foreign currency exchange risk related to the trade receivables denominated in Japanese Yen. We do not enter into forward exchange contracts for trading or speculative purposes. In accordance with US GAAP, the forward exchange contracts are considered as "derivatives not designated as hedging instruments". Therefore, the forward exchange contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of income within "other net income (loss)" in the period in which they occur.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 3 to our audited consolidated financial statements for the years ended December 31, 2010 and 2009 beginning on page F-9.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting as of December 31, 2010 was not effective at that reasonable assurance level because of the following material weaknesses that have been identified:

1.	we extend credit to certain of our customers, but do not have detailed procedures in place for documenting our analysis, establishment or management of those credit terms;

2.	we have not completed implementation of procedures to ensure our sight and verification of documentation and sales acknowledgements for delivery of product and revenue recognition;

3.	we have limited staff and limited documented procedures for managing our procurement process and managing our inventory levels; and

4.
we did not maintain sufficient in-house personnel resources with the technical accounting knowledge, expertise and training in the selection, application and implementation of GAAP, particularly with respect to certain complex or non-routine transactions.

Our plans to remediate the identified material weaknesses include: completion of the implementation of additional controls and procedures; continued use of external consultants to evaluate complicated applications of GAAP; potential recruitment and hiring of additional staff to provide greater GAAP expertise; and evaluating such other actions as our advisors may recommend.

Management does not believe that the financial statements included in this report contain a material misstatement as a result of the aforementioned weaknesses in our internal controls. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company management's report was not subject to attestation by the company's registered public accounting firm.

Changes in Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Internal Controls over Financial Reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

The information under the caption "Election of Directors," appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Identification of Executive Officers.

The information under the caption "Certain Information with Respect to Executive Officers," appearing in the Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act.

The information under the caption "Compliance with Section 16(a) of the Exchange Act," appearing in the Proxy Statement is incorporated herein by reference.

Code of Ethics.

The information under the caption "Code of Ethics" appearing in the Proxy Statement is incorporated herein by reference.

Audit Committee.

The information under the caption "Information Regarding the Board and its Standing Committees," appearing in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading "Certain Relationships and Related Transactions and Director Independence," appearing in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading "Principal Accountant Fees and Services," appearing in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, on page 37 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

Exhibit
No.	Document Description	Incorporation by Reference
2.1	Share Exchange Agreement, dated August 20, 2010, among the registrant, Sino Oriental and its stockholders.	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on August 25, 2010.
2.2

First Amended, Modified Chapter 11 Plan Proposed by Debtors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Senior Management Services of Treemont, Inc., et. al., Debtors, Case No. 07-30230, Jointly Administered, dated August 1, 2007.

Filed as Exhibit 2.1 to the registrant’s Form 10 filed on February 12, 2009
2.3	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007.	Filed as Exhibit 2.2 to the registrant’s Form 10-12G filed on February 12, 2009
2.4	Notice of Entry of Confirmation Order dated August 10, 2007.	Filed as Exhibit 2.3 to the registrant’s Form 10-12G/A filed on March 25, 2009
2.5	Share Purchase Agreement, dated November 4, 2009, between the Company and the Purchaser.	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on November 9, 2009
3.1	The Amended and Restated Articles of Incorporation of Asia Green Agriculture Corporation.	Filed as Exhibit 3.1 to the registrant’s Form S-1/A filed on March 22, 2011
3.2	Bylaws of SMSA Palestine Acquisition Corp.	Filed as Exhibit 3.5 to the registrant’s Form 10-12G filed on February 12, 2009
3.3	Agreement and Plan of Merger by and between Senior Management Services of Palestine, Inc. and SMSA Palestine Acquisition Corp. dated May 22, 2008.	Filed as Exhibit 3.1 to the registrant’s Form 10-12G filed on February 12, 2009
3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on June 3, 2008.	Filed as Exhibit 3.2 to the registrant’s Form 10-12G filed on February 12, 2009
3.5	Articles of Merger as filed with the Secretary of State of the State of Texas on June 5, 2008.	Filed as Exhibit 3.3 to the registrant’s Form 10-12G filed on February 12, 2009
4.1	Lock Up Agreement, dated August 20, 2010.	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 25, 2010
4.2	Form of Warrant Agreement, dated August 20, 2010.	Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on August 25, 2010
4.3	Share Cancellation Agreement entered into with Yang Yongjie on August 20, 2010.	Filed as Exhibit 4.3 to the registrant’s Form S-1/A filed on March 22, 2011
4.4	Option Agreement entered into between Mr. Cai Yangbo and Mr. Zhan Youdai on August 20, 2010.	Filed as Exhibit 4.4 to the registrant’s Form 8-K/A filed on November 5, 2010
4.5	SMSA Palestine Acquisition Corp. 2010 Stock Incentive Plan.	Filed as Exhibit 4.5 to the registrant’s Form S-8 filed on February 18, 2011
10.1

Securities Purchase Agreement, dated July 23, 2010, by and among the registrant and the investors listed therein (incorporated by reference to exhibit 10.1 of the registrant's current report on 8- K filed with the Commission on July 28, 2010).

Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on July 28, 2010
10.2	Make Good Escrow Agreement dated August 20, 2010, by and among the registrant, Mr. Cai Yangbo, Securities Transfer Corporation and the investors listed therein.	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed on August 25, 2010
10.3	Closing Escrow Agreement dated August 20, 2010, by and between the registrant and Securities Transfer Corporation.	Filed as Exhibit 10.3 to the registrant’s Form 8-K filed on August 25, 2010
10.4	Registration Rights Agreement, dated August 20, 2010.	Filed as Exhibit 10.4 to the registrant’s Form 8-K filed on August 25, 2010
10.5	Cooperation Agreement dated December 1, 2009, between Fujian Yada and Wuyi University.	Filed as Exhibit 10.5 to the registrant’s Form 8-K filed on August 25, 2010
10.6	Cooperation Agreement between Fujian Yada and Fuzhou University.	Filed as Exhibit 10.6 to the registrant’s Form 8-K filed on August 25, 2010
10.7	Cooperation Agreement dated on May 17, 2007 between Fujian Yada and Fujian Agriculture and Forestry University.	Filed as Exhibit 10.7 to the registrant’s Form 8-K filed on August 25, 2010
10.8

English Translation of Guaranteed Loan Contract (2009 Song Lian Bu Nong Xin Bao Jie Zi No. 053) dated on January 23, 2009, by Fujian Shengda Food Co., Ltd, Fujian Xinda Food Co., Ltd., and Songxi County Rural Credit Cooperative Union Business Office.

Filed as Exhibit 10.8 to the registrant’s Form 8-K filed on August 25, 2010
10.9	English Translation of Guarantee Loan Agreement, by and between Fujian Shengda Food Development Co., Ltd and Finance Bureau of Songxi County, dated October 24, 2009.	Filed as Exhibit 10.9 to the registrant’s Form 8-K filed on August 25, 2010

10.10

English Translation of Natural Person Guarantee Agreement (2009 Jian Ping Song Dai Zi Bao Zi No. 5-1), by and among Mr. Zhan Youdai, Ms. Zhou Liufeng, and China Construction Bank Corporation Songxi Branch, dated November 12, 2009.

Filed as Exhibit 10.10 to the registrant’s Form 8-K filed on August 25, 2010
10.11

English Translation of Liquid Funds Loan Contract (2009 Jianyang Zi No. 0160), by and between Fujian Yaxin Food Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Branch, dated December 10, 2009.

Filed as Exhibit 10.11 to the registrant’s Form 8-K filed on August 25, 2010
10.12

English Translation of RMB Funds Facility Contract (2009 Jian Ping Song Dai Zi No. 5), by and between Fujian Yada Group Co., Ltd and China Construction Bank Corporation Songxi Branch, dated November 12, 2009.

Filed as Exhibit 10.12 to the registrant’s Form 8-K filed on August 25, 2010
10.13

English Translation of Maximum Amount Mortgage Contract (2009 Jian Ping Song Gao Di Zi No. 3), by and between Fujian Shengda Food Development Co., Ltd and China Construction Bank Corporation Songxi Branch, dated March 16, 2009.

Filed as Exhibit 10.13 to the registrant’s Form 8-K filed on August 25, 2010
10.14

English Translation of RMB Funds Loan Agreement (2009 Jian Ping Song Gao Di Zi No. 1), by and between Fujian Shengda Food Development Co., Ltd and China Construction Bank Corporation Songxi Branch, dated February 27, 2009.

Filed as Exhibit 10.14 to the registrant’s Form 8-K filed on August 25, 2010
10.15

English Translation of China Construction Bank RMB Funds Commission Loan Agreement (2006 Jian Song Wei Zi No. 01), by and among Fujian Yada, Financial Bureau of Songxi County and China Construction Bank Corporation Songxi Branch, dated June 6, 2006.

Filed as Exhibit 10.15 to the registrant’s Form 8-K filed on August 25, 2010
10.16

English Translation of Maximum Mortgage Contract (2009 Jiianyang (Di) Zi No. 0023), by and between Fujian Shengda Food Development Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Branch, dated April 1, 2009.

Filed as Exhibit 10.16 to the registrant’s Form 8-K filed on August 25, 2010
10.17

English Translation of Maximum Mortgage Contract (2009 Jian Ping Song Gao Di Zi No. 2), by and between Fujian Shengda Food Developing Co., Ltd and China Construction Bank Corporation Song Branch, dated March, 2009.

Filed as Exhibit 10.17 to the registrant’s Form 8-K filed on August 25, 2010
10.18

English Translation of Maximum Mortgage Agreement (2009 Jian Ping Song Gao Bao Zi No. 1), by and between Fujian Shengda Import & Export Trading Co., Ltd. and China Construction Bank Corporation Songxi Branch, dated February 27, 2009.

Filed as Exhibit 10.18 to the registrant’s Form 8-K filed on August 25, 2010
10.19	English Translation of Credit Line Agreement (No. 2010 Nan Zhong Yin Shou Xie Zi No. YD 10-001) between Fujian Yada Group Co., Ltd and Bank of China Limited Nanping Branch, dated on July 21, 2010.	Filed as Exhibit 10.19 to the registrant’s Form 8-K filed on August 25, 2010
10.20	English Translation of Maximum Guarantee Contract (2010 Nan Zui Gao Bao Zi No. YD10-001) between Youdai Zhan and Bank of China Limited Nanping Branch, dated on July 21, 2010.	Filed as Exhibit 10.20 to the registrant’s Form 8-K filed on August 25, 2010
10.21

English Translation of Maximum Guarantee Contract (No. 2010 Nan Zui Gao Bao Zi No. YD10-002) between Fujian Fulaimen Wood Technology Co., Ltd and Bank of China Limited Nanping Branch, dated on July 21, 2010.

Filed as Exhibit 10.21 to the registrant’s Form 8-K filed on August 25, 2010

10.22	English Translation of Maximum Guarantee Contract (No. 2010 Nan Zui Gao Bao Zi No. YD10-003) Songxi Yasheng Food Co., Ltd and Bank of China Limited Nanping Branch, dated on July 21, 2010.	Filed as Exhibit 10.22 to the registrant’s Form 8-K filed on August 25, 2010
10.23

English Translation of Guaranty Contract of Nature Person (2010 Jian Ping Song Dui Bao Zi No. 3-3) between Youdai Zhan and Liufeng Zhou and Songxi Branch of China Construction Bank Co., Ltd., dated on August 11, 2010.

Filed as Exhibit 10.23 to the registrant’s Form 8-K filed on August 25, 2010
10.24

English Translation of Domestic Commercial Invoice Discounting Agreement (2010 Nan Shang Tie Zi No. YD10-001) between Fujian Yada Group Co., Ltd and Bank of China Limited Nanping Branch, dated on July 21.

Filed as Exhibit 10.24 to the registrant’s Form 8-K filed on August 25, 2010
10.25	English Translation of Maximum Mortgage Agreement (2010 Nan Zhong Yin Zui Di Zi No.YD10-004) between Fujian Yada Group Co., Ltd. and Bank of China Limited Nanping Branch, dated on July 21, 2010.	Filed as Exhibit 10.25 to the registrant’s Form 8-K filed on August 25, 2010
10.26

English Translation of Bank Acceptance Agreement (No.: 2010 Jian Ping Song Dui 03) between Fujian Yada Group Co., Ltd. and China Construction Bank Corporation Limited Songxi Branch, dated on August 11, 2010.

Filed as Exhibit 10.26 to the registrant’s Form 8-K filed on August 25, 2010
10.27

English Translation of Guarantee Contract (2010 Jian Ping Song Dui Bao Zi No. 2-2) between Songxi Yasheng Food Co., Ltd. and China Construction Bank Corporation Limited Songxi Branch, dated on August 11, 2010.

Filed as Exhibit 10.27 to the registrant’s Form 8-K filed on August 25, 2010
10.28

English Translation of Deposit Pledge Contract (2010 Jian Ping Song Dui Bao Zhi Zi No. 3-3) between Fujian Yada Group Co., Ltd. and China Construction Bank Corporation Limited Songxi Branch dated on August 11, 2010.

Filed as Exhibit 10.28 to the registrant’s Form 8-K filed on August 25, 2010
10.29

English Translation of Official Reply on the Conclusion of Land Contracting Agreement between Fujian Yada Food Co., Ltd. and Shangdian Village by The People's Government of Zudun Town, Songxi County, dated on January 20, 2006.

Filed as Exhibit 10.29 to the registrant’s Form 8-K filed on August 25, 2010
10.30

English Translation of Official Reply on the Conclusion of Bamboo Forest Contracting Agreement between Fujian Yada Food Co., Ltd. and Yuantou Village by the People's Government of Weitian Town, Songxi County dated on August 27, 2005.

Filed as Exhibit 10.30 to the registrant’s Form 8-K filed on August 25, 2010
10.31	English Translation of Fujian Yada sample Labor Contract.	Filed as Exhibit 10.31 to the registrant’s Form 8-K filed on August 25, 2010
10.32	English Translation of sample of Labor Contract of Fujian Yaxin Food Co., Ltd., and sample of Labor Contract between Rural Migrant Workers and Fujian Yaxin Food Co., Ltd.	Filed as Exhibit 10.32 to the registrant’s Form 8-K filed on August 25, 2010
10.33	Letter Agreement dated January 28, 2010 by and between Fujian Yada and WLT Brothers Capital, Inc.	Filed as Exhibit 10.33 to the registrant’s Form 8-K filed on August 25, 2010
10.34	Amendment and Joinder Agreement dated June 10, 2010 between Fujian Yada, Halter Financial Securities Inc. (formerly WLT Brothers Capital, Inc.) and William Blair & Company, L.L.C.	Filed as Exhibit 10.34 to the registrant’s Form 8-K filed on August 25, 2010
10.35	English Translation of The Contract for Commercialization of High quality Bamboo Shoot Product Processing dated May 11, 2007 between Fujian Yada and Fujian Agriculture and Forestry University.	Filed as Exhibit 10.35 to the registrant’s Form 10-Q filed on November 15, 2010

10.36	English Translation of the Contract on Transfer of State- Owned Land Use Right dated September 19, 2010 between Fujian Yada Food Co., Ltd. and State Land and Resource Bureau of Songxi County.	Filed as Exhibit 10.36 to the registrant’s Form 10-Q filed on November 15, 2010
10.37	English Translation of The Contract for Commercialization of High quality Bamboo Shoot Product Processing dated May 11, 2007 between Fujian Yada and Fujian Agriculture and Forestry University.	Filed as Exhibit 10.37 to the registrant’s Form S-1 filed on December 10, 2010
10.38	Executive Employment Agreement dated November 12, 2010 between SMSA Palestine Acquisition Corp. and Zhan Youdai.	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on November 18, 2010
10.39	Executive Employment Agreement dated November 12, 2010 between SMSA Palestine Acquisition Corp. and Tsang Yin Chiu Stanley.	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed on November 18, 2010
10.40	English Translation of Employment Agreement dated July 1, 2002 between Yada Food Co. Ltd. and Zhang He.	Filed as Exhibit 10.40 to the registrant’s Form S-1/A filed on February 22, 2011
14	Code of Conduct and Ethics	Filed herewith.
21	List of Subsidiaries.	Filed herewith.
23.1	Consent of PKF Hong Kong, Certified Public Accountants.	Filed herewith.
24	Power of Attorney.	Incorporated on signature page.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Green Agriculture Corporation
(Registrant)

Date: March 31, 2011	/s/ Zhan Youdai
By: Zhan Youdai
Title : Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Asia Green Agriculture Corporation, a Nevada corporation, hereby constitutes and appoints Zhan Youdai and Tsang Yin Chiu Stanley, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

s/ ZHAN YOUDAI	Chief Executive Officer, Director and President (Principal Executive Officer)	March 31, 2011
ZHAN YOUDAI

/s/ TSANG YIN CHIU STANLEY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011
TSANG YIN CHIU STANLEY

/s/ ZHANG HE	Director	March 31, 2011
ZHANG HE

ASIA GREEN AGRICULTURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

TABLE OF CONTENTS
CONSOLIDATED FINANCIAL STATEMENTS	Page
Report of Independent Registered Public Accounting Firms	F-1
Consolidated Statement of Income and Comprehensive Income	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-34

Asia Green Agriculture Corporation
(Formerly known as
SMSA Palestine Acquisition Corp.)

Consolidated Financial Statements
(Stated in US dollars)

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Consolidated Financial Statements
For the year ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Asia Green Agriculture Corporation (formerly known as SMSA Palestine Acquisition Corp.)

We have audited the accompanying consolidated balance sheets of Asia Green Agriculture Corporation (formerly known as SMSA Palestine Acquisition Corp.) (the “Company”) and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
March 31, 2011

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Consolidated Statements of Income and Comprehensive Income
For the year ended December 31, 2010 and 2009
(Stated in US Dollars)

	Year ended December 31,
	2010	2009

Sales revenue	$72,106,354	$39,804,099
Cost of sales	(46,273,805)	(26,479,617)

Gross profit	25,832,549	13,324,482

Operating expenses
Administrative expenses	2,335,549	721,723
Selling expenses	1,436,852	269,726

	3,772,401	991,449

Income from operations	22,060,148	12,333,033
Government grant income	44,225	205,254
Other (loss) income - net	(53,918)	100,026
Net finance costs - Note 9	(619,505)	(423,736)

Income before income taxes	21,430,950	12,214,577
Income taxes - Note 8	164,353	(97,147)

Net income	$21,595,303	$12,117,430

Other comprehensive income
Foreign currency translation adjustments	1,543,425	7,442

Total comprehensive income	$23,138,728	$12,124,872

Earnings per share: basic and diluted - Note 10	$0.675	$0.415

Weighted average number of shares outstanding: basic and diluted	32,007,978	29,214,043

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(Stated in US Dollars)

	As of December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$9,988,422	$420,801
Restricted cash - Note 4	941,923	658,390
Trade receivables, net - Note 5	20,872,620	8,647,949
Other receivables, prepayments and deposits - Note 6	4,015,880	5,552,065
Inventories - Note 7	15,109,102	14,821,239
Income tax recoverable	24,754	-
Deferred tax assets – Note 8	364,674	181,566

Total current assets	51,317,375	30,282,010
Property, plant and equipment, net - Note 11	11,834,344	9,317,588
Deposit for acquisition of property, plant and equipment	241,984	-
Land use rights - Note 12	17,207,149	709,024

TOTAL ASSETS	$80,600,852	$40,308,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 4	$4,996,069	$2,397,675
Bills payable - Note 4	877,192	1,085,580
Receipts in advance	169,344	1,199,127
Loans from third parties - Note 16	151,240	937,853
Other payables and accrued expenses - Note 13	8,081,576	1,514,191
Amounts due to related parties - Note 14	794,199	3,650,031
Income tax payable	-	145,730
Secured short-term borrowings - Note 15	6,232,600	6,645,510
Current maturities of secured long-term borrowings - Note 15	22,686	283,865

Total current liabilities	21,324,906	17,859,562
Deferred tax liabilities – Note 8	28,051	28,116
Secured long-term borrowings - Note 15	-	22,005

TOTAL LIABILITIES	21,352,957	17,909,683

COMMITMENTS AND CONTINGENCIES - Note 20

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares as of December 31, 2010 and 2009; none issued and outstanding
Common stock: par value $0.001 per share; authorized 200,000,000 shares as of December 31, 2010 and 2009 29,214,043 shares issued and outstanding as of December 31, 2009 and 36,823,626 shares issued and outstanding as of December 31, 2010 - Note 21	36,824	29,214
Additional paid-in capital - Note 21	17,585,816	3,883,198
Statutory reserve	4,572,033	2,183,139
Accumulated other comprehensive income	2,364,628	821,203
Retained earnings	34,688,594	15,482,185

TOTAL STOCKHOLDERS’ EQUITY	59,247,895	22,398,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,600,852	$40,308,622

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated
			Additional		other
	Common stock		paid-in	Statutory	comprehensive	Retained
	No. of shares	Amount	capital	reserve	income	earnings	Total

Balance, January 1, 2009	29,214,043	$29,214	$4,139,923	$1,054,650	$813,761	$7,427,244	$13,464,792

Deemed distribution related to the Reorganization	-	-	(256,725)	-	-	-	(256,725)
Foreign currency translation adjustments	-	-	-	-	7,442	-	7,442
Net income	-	-	-	-	-	12,117,430	12,117,430
Dividend	-	-	-	-	-	(2,934,000)	(2,934,000)
Appropriation to statutory reserve	-	-	-	1,128,489	-	(1,128,489)	-

Balance, December 31, 2009	29,214,043	29,214	$3,883,198	$2,183,139	$821,203	$15,482,185	$22,398,939

Foreign currency translation adjustments	-	-	-	-	1,543,425	-	1,543,425
Net income	-	-	-	-	-	21,595,303	21,595,303
Appropriation to statutory reserve	-	-	-	2,388,894	-	(2,388,894)	-
Recapitalization - Note 21 (d)	2,761,058	2,761	(60,126)	-	-	-	(57,365)
Inducement to the private placement - Note 19 and 21 (b)	-	-	1,160,114	-	-	-	1,160,114
Private placement - Note 21 (b)	4,848,525	4,849	12,552,243	-	-	-	12,557,092
Increase in paid up capital of Misaky before the Reorganization	-	-	387	-	-	-	387
Increase in paid up capital of Sino Oriental before the Reorganization	-	-	50,000	-	-	-	50,000

Balance, December 31, 2010	36,823,626	$36,824	$17,585,816	$4,572,033	$2,364,628	$34,688,594	$59,247,895

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Consolidated Statements of Cash Flows
For the Year ended December 31, 2010 and 2009
(Stated in US Dollars)

	Year ended December 31,
	2010	2009
Cash flows from operating activities
Net income	$21,595,303	$12,117,430
Adjustments to reconcile net income to net cash provided by operating activities :-
Depreciation and amortization	663,419	463,532
Gain on disposal of property, plant and equipment	(48,000)	-
Deferred taxes	(176,492)	8,742
Unrealized loss (gain) of forward exchange contracts	536,553	(39,152)
(Reversal of) provision for obsolete inventories	(229,077)	60,712
(Reversal of) provision for doubtful debts	(128,959)	82,787
Changes in operating assets and liabilities :
Trade receivables	(11,591,437)	(4,338,382)
Other receivables, prepayments and deposits	1,237,766	(553,949)
Inventories	405,440	(2,272,031)
Trade payables	2,477,251	(643,558)
Restricted cash held as collateral for forward exchange contracts	(339,110)	(237,215)
Receipts in advance	(1,035,146)	(3,745,591)
Other payables and accrued expenses	2,216,300	292,685
Income tax payable	(174,672)	39,255

Net cash flows provided by operating activities	15,409,139	1,235,265

Cash flows from investing activities
Payments to acquire and for deposit for acquisition of property, plant and equipment	(3,123,971)	(2,025,882)
Proceeds from disposal of property, plant and equipment	246,038	-
Payments to acquire land use right	(12,420,589)	-

Net cash flows used in investing activities	(15,298,522)	(2,025,882)

Cash flows from financing activities
Proceeds from secured borrowings	10,430,634	9,302,405
Repayments of secured borrowings	(11,328,151)	(7,093,725)
(Decrease)/increase in loans from third parties	(797,754)	497,448
Decrease in restricted cash held as collateral for bills payable	80,225	63,044
Decrease in bills payable	(242,768)	(234,576)
Deemed distributions relating to the Reorganization - Note 2	-	(256,725)
Proceeds from issue of common stock of Misaky and Sino Oriental	50,387	-
Cash received from private placement - Note 21 (b)	13,717,205	-
Repayments to related parties	(2,866,682)	(1,149,183)

Net cash flows provided by financing activities	9,043,096	1,128,688

Effect of foreign currency translation on cash and cash equivalents	413,908	209

Net increase in cash and cash equivalents	9,567,621	338,280
Cash and cash equivalents - beginning of year	420,801	82,521

Cash and cash equivalents - end of year	$9,988,422	$420,801

Supplemental disclosures for cash flow information
Cash paid for :
Interest, net of capitalized interest	$530,122	$424,579
Income taxes	$164,666	$49,150

Non-cash financing activity :
Transfer of dividend payable to amounts due to related parties - Note 14	$-	$2,347,200
Warrants issued to Placement Agent in connection with the private placement - Note 21 (b)	$524,972	$-

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information

(i)

Asia Green Agriculture Corporation (formerly known as SMSA Palestine Acquisition Corp.)(the “Company”) was organized on May 21, 2008 as a Nevada corporation to effect the reincorporation of Senior Management Services of Palestine, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

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

On November 4, 2009, the Company entered into a share purchase agreement with Yang Yongjie (“Mr. Yang”), a resident of the People’s Republic of China (the “PRC”), pursuant to which he acquired 11.25 million shares of our common stock for $4,500 cash or $0.001 per share (as adjusted for a 2.5 for 1 forward stock split on January 18, 2011 (the “Forward Stock Split”)).

Prior to the completion of a reverse takeover transaction (“RTO”) on August 20, 2010 as mentioned in Note 2(vi), the Company was a development stage company for development of the Chinese restaurant concept. Following the completion of the RTO on August 20, 2010, the Company commenced to be engaged in the production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(ii)

Misaky Industrial Limited (“Misaky”) was incorporated in Hong Kong on December 10, 2004 as a limited liability company with authorized capital of HK$10,000, divided into 10,000 common shares of HK$1 par value each, of which 3,001 common shares were issued and paid up. Before the acquisition by Sino Oriental Agriculture Group Limited (“Sino Oriental”) as described in note 2(v), Misaky was wholly owned by Mr. Youdai Zhan (“Mr. Zhan”) through a trust agreement with Mr. Yangbo Cai, (“Mr. Cai”). The sole director of Misaky is Mr. Zhan. The principal business of Misaky is investment holding and to hold 100% equity interest in Fujian Yada Group Co., Ltd. (“Fujian Yada”).

(iii)

Sino Oriental Agriculture Group Limited (“Sino Oriental”) was incorporated in the British Virgin Islands (the “BVI”) on January 4, 2010 as a limited liability company with authorized, issued and paid up capital of $50,000, divided into 50,000 common shares of $1 par value each. Prior to the completion of RTO on August 20, 2010, the 50,000 common shares were held by Mr. Zhan through a trust agreement with Mr. Cai and other noncontrolling shareholders. The sole director of Sino Oriental is Mr. Zhan. The principal business of Sino Oriental is investment holding and to hold 100% equity interest in the Misaky.

(iv)

Fujian Yada Group Co., Ltd. (“Fujian Yada”) was established in the PRC on February 6, 2001 as a limited liability company. The then paid up capital of Renminbi (“RMB”) 30,000,000 was held as to 97% by Mr, Zhan and 3% by Madam Liufeng Zhou, Mr. Zhan’s spouse respectively and was transferred to Misaky on May 26, 2010 as stated in Note 2(iv). On August 26, 2010, Fujian Yada increased its paid up capital to RMB118,000,000. The principal activities of Fujian Yada are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information (Cont’d)

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

(vi)

Fujian Shengda Import & Export Trading Co., Ltd. (“Shengda”) was established in the PRC on June 5, 2007 as a limited liability company. Before the acquisition by the Fujian Yada as stated in Note 2(ii), the paid up capital of RMB5,000,000 was held as to 90% by Mr. Zhan and 10% by Madam Liufeng Zhou, Mr. Zhan’s spouse. The principal activity of Shengda is trading of the Company’s agricultural products to oversea customers.

(vii)

Fujian Xinda Food Co., Ltd. (“Xinda”) was established in the PRC on February 5, 2005 as a limited liability company. Before the acquisition by the Company as stated in Note 2(iii), the paid up capital of RMB5,000,000 was held as to 30% by Mr. Zhan and 70% by Madam Liufeng Zhou, Mr. Zhan’s spouse. The principal activities of Xinda are production and marketing of bamboo shoots.

(viii)

Shanghai Yada Green Food Co., Ltd. (“Shanghai Yada”) was established in the PRC on September 15, 2010 as a limited liability company with registered and paid up capital of RMB2,000,000 and is a wholly owned subsidiary of Fujian Yada. The principal activities of Shanghai Yada are trading and marketing of food products.

(ix)

Fuzhou Yada Green Food Co., Ltd. (“Fuzhou Yada”) was established in the PRC on October 15, 2010 as a limited liability company with registered and paid up capital of RMB1,000,000 and is a wholly owned subsidiary of Fujian Yada. The principal activities of Fuzhou Yada are trading and marketing of food products.

(x)

Shixing Yada Forestry Development Co., Ltd. (“Shixing Yada”) was established in the PRC on November 26, 2010 as a limited liability company with registered and paid up capital of RMB3,000,000 and is wholly owned subsidiary of Fujian Yada. The principal activities of Shixing Yada are production and marketing of bamboo related products.

(xi)

Yudu Yada Forestry Co., Ltd. (“Yudu Yada”) was established in the PRC on November 10, 2010 as a limited liability company with registered and paid up capital of RMB3,000,000 and is wholly owned subsidiary of Fujian Yada. The principal activities of Yudu Yada are production and marketing of bamboo related products.

(xii)

Jianyang Yaxin Agriculture and Forestry Development Co., Ltd. (“Jianyang Yaxin”) was established in the PRC on October 12, 2010 as a limited liability company with registered and paid up capital of RMB2,000,000 and is wholly owned subsidiary of Fujian Yaxin. The principal activities of Jiantyang Yaxin are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Reorganization

To rationalize the group structure, the Company, Fujian Yada, Yaxin, Shengda and Xinda reorganized their group structure (the “Reorganization”) as follows :

(i)

Fujian Yada entered into two separate agreements with Mr. Zhan to acquire Mr. Zhan’s 90% and 10% equity interest in Yaxin on April 10, 2008 and October 26, 2009 respectively at cash considerations of RMB9,000,000 (equivalent to $1,320,300) and RMB1,000,000 (equivalent to $146,700) respectively, equivalent to the paid up capital of Yaxin.

(ii)

Fujian Yada entered into two separate agreements with Mr. Zhan and his spouse, Madam Liufeng Zhou to acquire their 100% equity interest in Shengda on April 8, 2008 and October 26, 2009 respectively at cash considerations of RMB4,500,000 (equivalent to $660,150) and RMB500,000 (equivalent to $73,350), equivalent to the paid up capital of Shengda.

(iii)

On March 23, 2008, Fujian Yada entered into an agreement with Mr. Zhan and his spouse, Madam Liufeng Zhou to acquire their 95% equity interest of Xinda at a cash consideration of RMB475,000 (equivalent to $69,683), equivalent to the then Xinda’s 95% paid up capital of RMB500,000. On October 26, 2009, the Company acquired their remaining 5% equity interest of Xinda at a cash consideration of RMB250,000 (equivalent to $36,675), equivalent to the then Xinda’s 5% paid up capital of RMB5,000,000.

(iv)

On April 13, 2010, Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse, entered into an agreement with Misaky, a limited liability company incorporated in Hong Kong, pursuant to which Misaky agreed to acquire their 100% equity interest in the Fujian Yada at a cash consideration of RMB31,157,000.

(v)

On July 2, 2010, the shareholder of Misaky, Mr. Cai, entered into an agreement with Sino Oriental, pursuant to which Sino Oriental agreed to acquire 100% equity interest in Misaky at a cash consideration of HK$3,001, equivalent to the issued and paid up share capital of Misaky.

(vi)

On August 20, 2010, the Company entered into a share exchange agreement with the shareholders of Sino Oriental to acquire their 100% of the issued and outstanding common shares in Sino Oriental by issuance of 29,214,043 shares of the Company’s common stock with par value of $0.001 each (as adjusted for the Forward Stock Split). On the same date, the Company entered into a share cancellation agreement with Mr. Yang, the shareholder of the Company, pursuant to which Mr. Yang agreed to surrender for cancellation of 9,738,180 shares (as adjusted for the Forward Stock Split) of the Company’s outstanding common stock. On the same date, Mr. Zhan was appointed as a director of the Company and entered into an option agreement with Mr. Cai pursuant to which Mr. Zhan has an option to purchase all the equity interest in the Company held by Mr. Cai at a consideration of $84,981,327 at any time during the two years period commencing on the 180th day following the signing day of this option agreement.

The aggregate cash consideration of $2,306,858 paid to Mr. Zhan and his spouse, Madam Liufeng Zhou stated in Notes 2 (i), (ii) and (iii) was recorded as deemed distributions of $2,050,133 in 2008 and $256,725 in 2009 in connection of the transactions. Upon the completion of Reorganization on August 20, 2010, Fujian Yada, Yaxin, Shengda and Xinda became the wholly owned subsidiaries of the Company.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies

Basis of consolidation and presentation

Before and immediately after the completion of Reorganization, the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda are under the common control of Mr. Zhan and his spouse, Madam Liufeng Zhou. Accordingly, accounting for recapitalization is adopted for the preparation of consolidated financial statements to present the combined results of operations and financial position of the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda as if the current group structure, which means that Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda are wholly owned subsidiaries of the Company, had been in existence at the beginning of the reporting period. The 29,214,043 shares (as adjusted for the Forward Stock Split) of the Company’s common stock issued for RTO are deemed the opening common stock since January 1, 2009 to reflect the recapitalization.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

In preparing consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivable, other receivables, inventories and deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of December 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of December 31, 2010, the Company did not have any balance of gross trade receivables due from individual customer that represented 10% or more of the Company’s gross trade receivables.

As of December 31, 2009, except for a receivable balance from one customer which represents 12% of gross trade receivables, no any other single customer’s receivable balance was considered to be large enough to pose a significant credit risk to the Company.

During the years ended December, 2010 and 2009, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2010 and 2009, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States Dollars and Japanese Yen (“JPY”).

Restricted cash

Deposits in banks pledged as securities for bills payable and forward foreign currency exchange contracts (Note 4) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful debts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 30% of gross amount of trade receivables due between one and two years and 100% of gross amount of accounts receivable due over 2 years. Additional specific provision is made against trade receivables whenever they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to certain customers ranging from one to three months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

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

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

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

In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase or decrease with its projected demand requirements and market conditions. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company establishes a general provision to make a 20% provision for raw materials, packaging materials and finished goods aged between one and two years and 100% provision for inventories aged over 2 years.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on the straight-line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment. The principal useful lives and residual value are as follows :

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

Construction in progress mainly represents expenditures in respect of the Company’s offices and factories under construction. All direct costs relating to the acquisition or construction of the Company’s office and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 40-50 years for office premises, production facilities and warehouse and 20-28 years for growing and plantation purpose, obtained from the relevant PRC land authorities or relevant PRC local rural village cooperatives.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously Statement of Financial Accounting Standards (“SFAS”) No. 144). The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Capitalized interest

The interest cost associated with the major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Revenue recognition

Revenue from sales of the Company’s products, including fresh produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured. The Company does not provide its customers with contractual rights of return and post-delivery discount for any of its products, including fresh produce and processed produce. When there is any significant post-delivery performance obligations exits, revenue is recognized only after such obligations are fulfilled. The Company evaluates the terms of sales agreement with its customer for fresh produce and processed produce in order to determine whether any significant post-delivery performance obligations exist. Currently, the sales under fresh produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations to the Company.

Revenue from sales of the Company’s product represents the invoiced value of goods, net of the value-added tax (“VAT”). The Company’s processed produce products that are sold in the PRC are subject to VAT at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials, other materials or costs included in the cost of producing the Company’s processed produce products.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Government grants

Government grants are received for compensation of finance costs already incurred or for good performance of the Company and are recognized when the approval documents are obtained from the relevant government authorities.

For compensation of finance costs, the Company matches and offsets the government grants with the finance costs as specified in the grant approval document in the corresponding period when such expenses are incurred. Government grants received for good performance of the Company are recognized as income in the period they become recognizable.

During the years ended December 31, 2010 and 2009, the Company received government grants of $nil and $70,373, respectively, for good performance of the Company which is unconditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grant is recognized as income of the Company.

Government grants of $nil and $79,169 were offset against the finance costs in each year ended December 31, 2010 and 2009, respectively. In addition, during the year ended December 31, 2010 and 2009, the Company recorded government grant income of $44,225 and $134,881, respectively, for government grants received as compensation for the finance costs already incurred in the prior period.

During the year ended December 31, 2010, the Company received government grants of $974,688 for the purchase of Land use right. The Company matches and offsets the government grants with the cost of the acquisition of land use right.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes” (previously SFAS No. 109). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Advertising, transportation, research and development expenses

Advertising, transportation, research and development expenses are charged to expense as incurred.

Advertising expenses amounting to $18,745 and $1,463 for the two years ended December 31, 2010 and 2009 respectively are included in selling expenses.

Transportation expenses amounting to $368,590 and $149,627 for two years ended December 31, 2010 and 2009 respectively are included in selling expenses.

No material research and development expenses were incurred for the two years ended December 31, 2010 and 2009.

Dividends

Dividends are recorded in the Company’s financial statements in the period in which they are declared.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income” (previously SFAS No. 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As at December 31, 2010 and 2009, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company that are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholder’s equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at December 31, 2010 and 2009 were RMB1 for $0.1512 and $0.1467 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Fair value of financial instruments

The Company adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157) on January 1, 2008. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates.

The fair values of secured borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative financial instruments

The Company accounts for derivative financial instruments in accordance with the Topic ASC 815 “Derivatives and Hedging”. The topic requires the Company to recognize the value of derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.

The Company enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage its exposure to the foreign currency exchange risk related to the trade receivable denominated in Japanese Yen (“JPY”). The Company does not enter into forward exchange contracts for trading or speculative purposes. In accordance with US GAAP, the forward exchange contracts are considered as “derivatives not designated as hedging instruments”. Therefore, the foreign exchange contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of income and comprehensive income within “other (loss) income - net” in the period in which they occur. As of December 31, 2010 and December 31, 2009, the Company had outstanding forward exchange contracts to sell totaling JPY667,000,000 and JPY500,000,000 respectively with maturities of less than one year.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Fair value measurements

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The Company uses the following three levels of inputs in determining the fair value of the Company’s assets and liabilities, focusing on the most observable inputs when available :

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

The following items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements were based on the use of Level 2 inputs as of December 31, 2010 and December 31, 2009 :

	Included in the following
	items of consolidated	Total fair value measurement
	balance sheets	as of December 31,
		2010	2009
Derivative financial assets - forward exchange contracts	Other receivables, prepayments and deposits	$1,089	$24,902

Derivative financial liabilities - forward exchange contracts	Other payables and accrued expenses	$696,530	$167,877

	Included in the following
	items of consolidated
	statements of income and	Year ended
	comprehensive income	December 31,
		2010	2009

Realized loss recorded - forward exchange contracts	Other (loss) income - net	$(2,339)	$45,315
Unrealized loss recorded - forward exchange contracts	Other (loss) income - net	(536,553)	39,152

Total (loss) gain recorded		$(538,892)	$84,467

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Fair value measurements (cont’d)

The Company estimates the fair value of forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the years ended December 31, 2010 and 2009.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, "Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140."). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for the Company as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 "Amendments to FASB Interpretation No. 46(R)"). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for the Company as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. Management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on the Company’s financial statements and results of operation and is not currently in a position to determine such effects.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. The adoption of this ASU update has no material impact on the Company’s financial statements.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In April, 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force”. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal year, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

In October 2010, the FASB issued ASU 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944 “Financial Services – Insurance” and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The Company is currently evaluating the impact of the adoption of ASU 2010-26 on its financial statements.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Restricted cash, bills payable and trade payables

Restricted cash as of December 31, 2010 and 2009 consist of the following :

	As of December 31,
	2010	2009

Bank deposits held as collateral for forward exchange contracts - Note (a)	$678,765	$325,381
Bank deposits held as collateral for bills payable - Note (b)	263,158	333,009

	$941,923	$658,390

(a)

When the Company enters into forward exchange contracts with the bank, it is required to place deposits with reference to the nominal amount. These deposits will be used to settle loss on the forward exchange contracts or return to the Company at the earlier of maturity date or exercise date.

(b)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 30% - 40% of the bills amount at the time of issuance. The bills payable was guaranteed by third parties and secured by certain property, plant and equipment of the Company included in Note 15(c) (i). These deposits will be used to settle the bills at maturity.

(c)	Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

5.	Trade receivables, net

	As of December 31,
	2010	2009

Trade receivables	$20,932,240	$8,835,685
Less : Allowance for doubtful accounts	(59,620)	(187,736)

Balance at end of period	$20,872,620	$8,647,949

Trade receivables with carrying value of $719,318 as of December 31, 2010 was pledged as collateral under certain loan agreements (see Note 15). No trade receivables have been pledged as of December 31, 2009.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits

	As of December 31,
	2010	2009

Prepayments	$2,536,078	$4,797,800
Deposits	896,657	14,976
Derivative financial assets - forward exchange contracts - Note 3	1,089	24,902
VAT tax recoverable	-	418,895
Other receivables	582,056	295,492

	$4,015,880	$5,552,065

7.	Inventories

	As of December 31,
	2010	2009

Raw materials and packaging materials	$38,027	$700,487
Bamboo and other growing crops	11,695,082	7,929,141
Finished goods	3,386,417	6,429,341

	15,119,526	15,058,969
Less: Provision for obsolete inventories	(10,424)	(237,730)

	$15,109,102	$14,821,239

As of December 31, 2010 and December 31, 2009, the inventories with carrying amount of $746,728 and $1,995,120 were pledged as collateral under certain loan agreements (see Note 15).

8.	Income taxes

United States

Asia Green Agriculture Corporation is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Sino Oriental is incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

Hong Kong

Misaky is incorporated in Hong Kong and subject to profit tax rate of 16.5% on the assessable profits during the years. No provision for Hong Kong profit tax has been made on Misaky as Misaky had no taxable income in this jurisdiction for the reporting period.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income taxes (Cont’d)

PRC

Pursuant to the new PRC’s enterprise income tax (“EIT”) law, Fujian Yada, Yaxin, Xinda, Shengda, Shanghai Yada, Fuzhou Yada, Shixing Yada, Yudu Yada and Jiangyang Yaxin are subject to EIT at the statutory rate of 25%. In addition, the Company’s profits generated from its fresh produce and certain processed produce, which have been qualified as agriculture product under the EIT law, are exempted from EIT.

The components of the provision for income taxes are :

	Year ended December 31,
	2010	2009

Current taxes – PRC	$12,139	$88,405
Deferred taxes – PRC	(176,492)	8,742

	$(164,353)	$97,147

The effective income tax expense differs from the PRC statutory income tax rate of 25% for the year ended December 31, 2010 and 2009 in the PRC as follows :-

	Year ended December 31,
	2010	2009

Provision for income taxes at PRC statutory EIT rate	$5,357,738	$3,053,644
Non-taxable profits generated from fresh and processed produce	(5,586,233)	(2,912,800)
Non-taxable items for tax	(10,613)	(71,106)
Non-deductible items for tax	74,755	27,409

Income tax expense	$(164,353)	$97,147

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of December 31, 2010.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income taxes (Cont’d)

Current deferred tax assets as of December 31, 2010 and 2009 are composed of the following :-

	As of December 31,
	2010	2009

Allowance of trade receivables	$-	$29,832
Allowance, write-off and unrealized profit on inventories	80,950	109,838
Accrued bonus	-	6,152
Tax losses	142,103	-
Fair value of forward exchange contracts	141,621	35,744

	$364,674	$181,566

Non current deferred tax liabilities as of December 31, 2010 and 2009 composed of the following :-

	As of December 31,
	2010	2009

Capitalized interests included in property, plant and equipment	$28,051	$28,116

9.	Net finance costs

Details of finance costs are summarized as follows :

		Year ended December 31,
		2010	2009

Total interest cost incurred		$551,263	$510,797
Less:	Interest capitalized	-	(74,191)
	Interest income	(21,141)	(12,027)
	Government grants recognized	-	(79,169)

Net interest cost		530,122	345,410
Other finance costs		89,383	78,326

		$619,505	$423,736

10.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. 1,309,113 anti-dilutive warrants (as adjusted for the Forward Stock Split) were excluded from the calculation of earnings per share for year ended December 31, 2010. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the reorganization of stockholders’ equity as if the Reorganization occurred as of the beginning of the first period presented and has been adjusted retroactively to reflect the Forward Stock Split effected on January 18, 2011.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

11.	Property, plant and equipment, net

	As of December 31,
	2010	2009
Cost :
Buildings	$10,345,868	$9,204,350
Plant and machinery	1,398,711	1,597,492
Motor vehicles	194,362	54,088
Electronic equipment	131,384	98,515
Leasehold improvements	38,203	-

	12,108,528	10,954,445
Accumulated depreciation	(2,090,087)	(1,636,857)
Construction in progress	1,815,903	-

Net	$11,834,344	$9,317,588

(i)	During the reporting periods, depreciation charge is included in :

	Year ended December 31,
	2010	2009

Cost of sales and overheads of inventories	$410,934	$323,526
Selling expenses	1,940	1,814
Administrative expenses	99,405	122,679

	$512,279	$448,019

As of December 31, 2010 and December 31, 2009, buildings and plant and machinery with carrying amount of $8,521,316 and $9,272,656 were pledged as collateral under certain loan and bills payable arrangements, respectively (Note 15).

During the year ended December 31, 2010, property, plant and equipment with net book value of $198,038 were disposed of at a consideration of $246,038, resulting in a gain of $48,000. There was no disposal during the year ended December 31, 2009.

For the year ended December 31, 2009, the Company capitalized interest of $74,191 to the cost of property, plant and equipment. There was no capitalized interest during the year ended December 30, 2010 as the amount was immaterial.

(ii)	Construction in progress :

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

12.	Land use rights

	As of December 31,
	2010	2009
Land use rights
- for office premises, production facilities and warehouse	$2,099,461	$776,168
- for growing and plantation	15,329,432	-
Accumulated amortization	(221,744)	(67,144)

	$17,207,149	$709,024

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of December 31, 2010 and December 2009, land use rights with carrying amounts of $714,963 and $709,024 were pledged as collateral under certain loan arrangements (Note 15).

During the year ended December 31, 2010, the Company obtained several rights from the relevant PRC local rural village cooperatives for period ranged from twenty to twenty eight years to use the land for growing and plantation purpose for producing the Company’s fresh produce.

During the years ended December 31, 2010 and 2009, amortization amounted to $151,140 and $15,513 respectively. The estimated amortization expense for each of the five succeeding years is approximately $223,000 each year.

13.	Other payables and accrued expenses

	As of December 31,
	2010	2009

Payables for acquisition of land use rights for growing and plantation	$4,048,813	$-
Withholding tax payable - Note 14	604,960	586,800
Pension payable	538,427	333,229
Derivative financial liabilities - forward exchange contracts - Note 3	696,530	167,877
VAT payable	1,127,599	-
Salaries payable	191,434	106,534
Accrued audit fee	128,554	161,370
Liquidated damage payable - Note 20	177,507	-
Other payables	567,752	158,381

	$8,081,576	$1,514,191

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

14.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse, and are interest-free, unsecured and repayable on demand.

On March 21, 2009, Yada declared a dividend of RMB20,000,000 (equivalent to $2,934,000), of which $2,347,200 was transferred to amounts due to related parties in accordance with a loan agreement entered into between Mr. Zhan, and Madam Liufeng Zhou, Mr. Zhan’s spouse and the Company. The remaining balance of $604,960 (2009: 586,800), representing withholding tax on dividend declared in accordance with PRC Tax Law, was included in other payables and accrued expenses (Note 13).

15.	Secured borrowings

	As of December 31,
	2010	2009

Secured short-term borrowings - Note 15(a)	$6,232,600	$6,645,510
Current maturities of secured long-term borrowings	22,686	283,865

	$6,255,286	$6,929,375

Secured long-term borrowings - Note 15(b) Interest bearing :
- at 2.4% per annum - Note 15(c)	$-	$283,865
- at 14.4% per annum	22,686	22,005

	22,686	305,870
Less: current maturities	(22,686)	(283,865)

	$-	$22,005

Notes :

(a)	The weighted-average interest rate on short-term borrowings as of December 31, 2010 and December 31, 2009, were 5.41% and 6.14%, respectively.

(b)	Long-term borrowings were repayable as follows :

	As of December 31,
	2010	2009

Within one year	$22,686	$283,865
After one year but within two years	-	22,005

	$22,686	$305,870

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

15.	Secured borrowings (Cont’d)

	(c)	The amount represents a loan from Financial Bureau, Songxi County of the PRC through an entrusted loan arrangement with a bank.

As of December 31, 2010, the Company’s banking facilities were composed of the following :-

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans and bills payable	$7,132,478	$7,132,478	$-

The secured borrowings and bills payable were secured by the following :-

(i)	The Company’s assets with following carrying values :-

	As of December 31,
	2010	2009

Property, plant and equipment (Note 11)	$8,521,316	$9,272,656
Trade receivable (Note 5)	719,318	-
Land use rights (Note 12)	714,963	709,024
Inventories (Note 7)	746,728	1,995,120

	$10,702,325	$11,976,800

(ii)	Guarantees executed by third parties;
(iii)	Guarantees executed by Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse; and
(iv)	Guarantees executed by certain staff of the Company.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

16.	Loans from third parties

	As of December 31,
	2010	2009

Interest bearing - Note 16(a)	$-	$733,500
Non-interest bearing	151,240	204,353

	$151,240	$937,853

a.	Interest bearing at a fixed rate of 9% per annum.

b.	All the loans from third parties are unsecured and repayable on demand or within one year.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

17.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $210,621 and $135,734 for the years ended December 31, 2010 and 2009 respectively.

18.	Statutory reserve

In accordance with the relevant laws and regulations of PRC, it is required that not less than 10% of its net income (the percentage is upon approval from the board of directors’ meeting), after offsetting any prior years’ losses, for PRC tax reporting purpose to the statutory reserve.

When the balance of such reserve reaches 50% of the registered capital, any further appropriation is optional. Upon approval from the board of directors of the Company, the statutory reserve van mainly be used to offset accumulated losses or increase capital.

19.	Make good escrow agreement

In connection with a private placement completed on August 20, 2010, Mr. Cai, the major shareholder of the Company, entered into a make good escrow agreement (the "Escrow Arrangement") with the investors under the private placement pursuant to which he agreed to place 4,848,532 shares (as adjusted for the Forward Stock Split) of our common stock (the “Make Good Share”) owned by him in an escrow account administrated by an escrow agent. In the event of the Company fail to achieve the earnings per share targets of 2010 and 2011, the escrow agent shall distribute the Make Good Share to the investors on a pro rate basis for any shortfall.

For the purpose of the Escrow Arrangement, the earnings per share targets of 2010 and 2011 shall be determined by $18,176,145 and $27,264,218 divided by the total number of shares of common stock outstanding (as adjusted for the Forward Stock Split) immediately following the closing of the private placement respectively. As of December 31, 2010, the Company achieved the earnings per share target of 2010 and the Make Good Share will be released to Mr. Cai when the Company achieves earnings per share target of 2011.

Since Mr. Cai is only a major stockholder without taking any management position of the Company and the release or cancellation of Make Good Share is not contingent on continued employment of any management shareholders, in accordance with ASC 718-10-S99-2, the Company considered that the presumption of compensation in this Escrow Arrangement should be overcome and that no compensation charge should be recognized. The Escrow Agreement should be recorded as an inducement to facilitate the private placement on behalf of the Company. Accordingly, the transaction shall be recorded as a reduction of proceeds from the private placement in an amount equal to the estimated fair value of the Make Good Share of $1,160,114 on August 20, 2010, the date of the Make Good Escrow Agreement and completion of the private placement, with corresponding credit to additional paid-in capital. The fair value of the Make Good Share was estimated, at the date of Make Good Escrow Agreement, by reference to the estimated placing price per share of the Company’s common stock in the private placement completed on August 20, 2010 and the probability of any shortfall in earnings per share targets of 2010 and 2011 estimated by the management.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

20.	Commitments and contingencies

Capital commitment

As of December 31, 2010 and 2009, the Company had capital commitments of $4,545,236 (2009: $Nil) in relation to the construction of new building facility and cold storage capacity.

Operating lease commitment

The Company leases certain land lease contracts under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2010 :-

2011	$3,336,247
2012	3,317,396
2013	3,296,730
2014	3,296,730
2015	3,296,730
Thereafter	53,944,510

$70,488,343

Rental expense for operating leases amounted to $2,884,740 and $2,075,020 for the years ended December 31, 2010 and 2009, respectively, have been recorded in cost of sales and inventories.

Registration payment arrangement

On August 20, 2010, the Company completed a private placement of 4,848,525 shares (as adjusted for the Forward Stock Split) of common stock and warrants in order to purchase up to 969,717 shares (as adjusted for the Forward Stock Split) of common stock at an exercise price of $3.78 per share (as adjusted for the Forward Stock Split). In connection with the private placement, warrants to purchase up to 339,396 shares (as adjusted for the Forward Stock Split) of common stock at an exercise price of $3.78 per share (as adjusted for the Forward Stock Split) were issued to the Placement Agent.

Pursuant to the subscription agreement, the Company was required to file a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended, (i) registering for resale by the investors 4,848,525 shares (as adjustment for the Forward Stock Split) of common stock and warrants in order to purchase up to 969,717 shares (as adjustment for the Forward Stock Split) of common stock issued to the investors; and (ii) registering for resale for the Placement Agents for the warrants to purchase up to 339,396 shares (as adjustment for the Forward Stock Split) of common stock (all of the foregoing securities being collectively referred herein as the “Registrable Securities”). The Company agreed to use its best efforts to file the Registration Statement within 30 days from the closing date, dated August 20, 2010 (the “Closing Date”), (the “Registration Filing Date”) and to have the Registration Statement declared effective prior to the 150th day following the Closing Date (the “Registration Effective Date”).

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

20.	Commitments and contingencies (Cont’d)

Registration payment arrangement (cont’d)

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 0.5% per month of the aggregated amount invested by such investors in the private placement until the registration statement has been filed and/or declared effective, but the maximum amount of liquidated damages is capped at 6% on aggregated amount invested by such investors. In accordance with ASC 450 “Contingencies”, the Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. Up to the date of approval of these financial statements, the Registration Statement was not declared effective and the provision of liquidated damages was made in an amount of $177,507 as of December 31, 2010 with reference to the estimated effective date of Registration Statement. Up to the date of approval of these financial statements, in the opinion of the directors, it is not probable that the Company will be required to make any further material payments under the registration rights arrangement and therefore no further provision for such liability has been made.

21.	Common stock and additional paid-in capital

			Additional
	Number of		paid-in
	Shares	Amount	capital

Balance, December 31, 2009	29,214,043	$29,214	$3,883,198
Recapitalization - Note 21 (d)	2,761,058	2,761	(60,126)
Private placement - Note 21 (b)	4,848,525	4,849	12,552,243
Inducement to the private placement - Note 19 and Note 21(b)	-	-	1,160,114
Increase in paid up capital of Misaky before the Reorganization	-	-	387
Increase in paid up capital of Sino Oriental before the Reorganization	-	-	50,000

Balance, December 31, 2010	36,823,626	$36,824	$17,585,816

Notes:

(a)

On August 20, 2010, the Company issued 29,214,043 shares of common stock at par value $0.001 each to the shareholders of Sino Oriental in exchange for their 100% issued and outstanding common stock in Sino Oriental.

(b)

On August 20, 2010, the Company completed a private placement of 4,848,525 shares of common stock and three-year warrants to purchase up to 969,717 shares of common stock at an exercise price of $3.78 per share for a gross proceed of $15,282,527 with related issuance expenses of $1,565,322. In connection with the private placement, three-year warrants to purchase up to 339,396 shares of common stock at an exercise price of $3.78 per share were issued to Placement Agent with fair value of $524,972 on August 20, 2010. $1,160,144, representing the estimated fair value of Make Good Share as stated in Note 19, was deducted from the gross proceed from the private placement as an inducement to facilitate the private placement on behalf of the Company.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

21.	Common stock and additional paid-in capital (Cont’d)

(c) On August 20, 2010, 9,738,180 shares (as adjusted for the Forward Stock Split) of the Company’s common stock, which were held by a Company’s shareholder, Mr. Yang Yongjie, were cancelled.

(d)

The Company’s issued and outstanding 2,761,058 shares (as adjusted for the Forward Stock Split) of common stock prior to the RTO were accounted for as $57,365, the net liabilities of the Company at the time of RTO.

(e)

On January 18, 2011, the Company implemented for a 2.5 for 1 Forward Stock Split. Upon the completion of the RTO and Forward Stock Split, the Company was deemed to have 29,214,043 shares of common stock issued and outstanding as of January 1, 2009. The effect of Forward Stock Split has been retroactively reflected in these consolidated financial statements. All references to weighted average share outstanding and per share amounts included in the accompanying consolidated financial statements and notes reflect the Forward Stock Split and its retroactive effects.

22.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly fresh produce and processed produce and operating results of the Company and, as such, the Company has determined that the Company has two operating segments as defined by ASC 280, “Segments Reporting” (previously SFAS 131): Fresh produce and processed produce.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There is no inter-segment sales or transfers during the years ended December 31, 2010 and 2009. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2010	2009	2010	2009	2010	2009

Revenue from external customers	$47,626,693	$31,962,654	$24,479,661	$7,841,445	$72,106,354	$39,804,099
Segment profit	$18,531,536	$11,651,199	$7,301,013	$1,673,283	$25,832,549	$13,324,482

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

22.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2010	2009

Total consolidated revenue	$72,106,354	$39,804,099

Total profit for reportable segments	$25,832,549	$13,324,482
Unallocated amounts relating to operations :-
Administrative expenses	(2,335,549)	(721,723)
Selling expenses	(1,436,852)	(269,726)
Government grant income	44,225	205,254
Other (loss) income - net	(53,918)	100,026
Net finance costs	(619,505)	(423,736)

Income before income taxes	$21,430,950	$12,214,577

All of the Company’s long-live assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	As of December 31,
	2010	2009

PRC	$67,857,217	$34,273,309
Japan	4,249,137	5,530,790

Total	$72,106,354	$39,804,099

23.	Related party transactions

Apart from the transactions as disclosed in notes 2, 14, 15, 19 and 20 to the consolidated financial statements, the Company had no other material transactions with its related parties during the years ended December 31, 2010 and 2009.

Asia Green Agriculture Corporation
(Formerly known as SMSA Palestine Acquisition Corp.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

24.	Subsequent events

The Company evaluated all events or transactions that occurred after December 31, 2010 and has determined that, except for the transaction disclosed below, there is no other material recognizable nor subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

Stock option plan

Under the stock option plan adopted by the Company in 2010, 3,093,258 share options with exercisable period of 10 years were granted to the management and employees of the Company on February 14, 2011 of which, 184,123 share options are vesting on March 18, 2011 with an exercise price of $3.94, 184,122 share options are vesting on March 18, 2012 with an exercise price equal to 125% of the market price of the Company’s common stock on that vesting date, 908,335 share options are vesting on February 14, 2012 and 1,816,678 share options are vesting in equal amounts for each quarter during a four years period commencing from February 15, 2012 with an exercise price of $4. All the share options granted are subject to the option holders continuing to be the management or employee of the Company before the respective vesting dates.