Form 10-K/A
period 2010-12-31
Asia Green Agriculture Corp
filed 2011-05-09
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

EXPLANATORY NOTE

This amendment revises our Form 10-K filed with the Commission on March 31, 2011 to address a comment from the Staff re the Form 10-K and to conform to the changes made as a result of the Staff’s comments re our Registration Statement on Form S-1 (No. 333-169486).

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

On April 13, 2010, Zhan Youdai and Liufeng Zhou, Zhan Youdai's spouse, entered into an agreement with Misaky, a limited liability company incorporated in Hong Kong, pursuant to which Misaky agreed to acquire 100% of the equity interest in Fujian Yada for cash consideration of RMB31,157,000. The transaction was completed on May 26, 2010. Beginning shortly after completion of Misaky’s acquisition of Fujian Yada and prior to the acquisition by Sino Oriental as described below, Cai Yangbo held 100% of the equity interest in Misaky on behalf of Zhan Youdai who was the sole beneficial owner with full power to direct the voting and disposition of such equity interest and the sole director of Misaky. Misaky is an investment holding company without any other business activities and only holds the 100% equity interest in Fujian Yada. The Company understands Mr. Zhan Youdai was advised that entering into the trust agreement after Misaky’s acquisition of Yada would allow him to obtain beneficial ownership of Misaky but reduce the risk that governmental approvals of the PRC Ministry of Commerce, or MOFCOM, which the Company had not obtained, could be required under PRC law, as compared to a situation where he became a record holder of Misaky.

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

Under the stock option plan adopted by the Company in 2010, options to purchase an aggregate of 3,093,258 shares of our common stock, with an exercise period of 10 years, were granted to the management and employees of the Company on February 14, 2011. The issuance of these options was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D and Regulation S promulgated under the Securities Act.

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

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of approximately $10.0 million, compared to $0.4 million for December 31, 2009. Our accounts receivable at December 31, 2010 was $20.9 million, compared to $8.6 million for December 31, 2009. Our days’ sales outstanding increased to 106 days as at December 31, 2010 from 79 days as at December 31, 2009. The increase was primarily due to increased sales of processed precuts, with their longer payment cycles, compared to fresh products, in 2010 vs. 2009, and to a lesser extent to sales to various new customers in the fourth quarter of 2010, payment for which had not yet been received by the Company as of December 31, 2010. We finished the year with working capital of $51.3 million, compared to $30.3 million in 2009

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

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
$--

We had the following financing arrangements as of December 31, 2010, including those with third parties:

Fujian Shengda Food Co., Ltd. entered a Guaranteed Loan Contract on January 23, 2009 to borrow $22,468 from Songxi County Rural Credit Cooperative Union Business Office with a monthly interest rate of 12‰, guaranteed by Fujian Xinda Food Co., Ltd, an indirectly owned subsidiary of the Company. Repayment of the loan shall be made between January 23, 2009 and January 21, 2011. Under the Contract, the borrower may not change its operation and management modes or ownership structure on grounds of contracting, leasing, joint operations, equity restructuring, splitting into separate entities, being merged, share transfer and investing abroad, unless the borrower gives 30 days’ prior notice to the lender and obtains the lender’s approval thereof.

Fujian Shengda Food Co., Ltd entered a Maximum Amount Mortgage Contract on March 19, 2009 with China Construction Bank Corporation Ltd Songxi Branch to provide a $618,615 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

Fujian Shengda Food Co., Ltd entered a Maximum Amount Mortgage Contract on February 27, 2009 with China Construction Bank Corporation Ltd Songxi Branch to provide a $2,270,753 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

Fujian Shengda Food Development Co., Ltd. entered a Maximum Amount Mortgage Contract on April, 2009 with Industrial and Commercial Bank of China Limited Jianyang Sub-branch to provide a $705,491 mortgage to secure certain debts owed to Industrial and Commercial Bank of China Limited Jianyang Sub-branch by Fujian Yaxin Food Co., Ltd.

Fujian Shengda Food Co., Ltd. entered a Maximum Amount Mortgage Contract on March, 2009 with China Construction Bank Corporation Ltd Songxi Branch to provide a $1,174,321 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

Fujian Shengda Import & Export Trading Co., Ltd., an indirectly owned subsidiary of the Company, entered a Maximum Mortgage Contract on February 27, 2009 with China Construction Bank Corporation Ltd Songxi Branch to provide a $4,343,788 mortgage guarantee for certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

Fujian Yada Group Co., Ltd. entered an RMB Fund Loan Contract on Feb. 10, 2010 to borrow from Songxi Sub-branch of China Construction Bank Corporation Ltd the amount of $468,845 for the purpose of capital turnover, interest on the loan accrues at and annual rate 10% higher than the benchmark interest rate as of the value date. Repayment of the loan shall be made between Feb. 11, 2010 and Feb. 11, 2011. Proceeds of the loan may be used for permitted purposes only, otherwise a 100% penalty applies. Proceeds of the loan may be used for permitted purposes only; otherwise a 100% penalty applies.

Mr. Zhan Youdai and Ms. Zhou Liufeng entered a Natural Person Guarantee Contract on Feb. 10, 2010 with Songxi Sub-branch of Construction Bank of China Co., Ltd. to assume the several and joint guarantee liability for the loan under a Renminbi Fund Loan Contract between Fujian Yada Group Co., Ltd., an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at $468,845.

Fujian Yada Group Co., Ltd. entered an RMB Fund Loan Contract on April 1, 2010 to borrow from Songxi Sub-branch of China Construction Bank Corporation Ltd the amount of $438,596 for the purpose of capital turnover, and the annual interest rate of the loan shall be 10% higher than the benchmark interest rate as of the value date. Repayment of the loan shall be made between April 1, 2010 and Feb. 1, 2011. Proceeds of the loan may be used for permitted purposes only; otherwise a 100% penalty applies.

Mr. Zhan Youdai and Ms. Zhou Liufeng entered a Natural Person Guarantee Contract on April 1, 2010 with Songxi Sub-branch of Construction Bank of China Co., Ltd. to assume the several and joint guarantee liability for the loan under a Renminbi Fund Loan Contract between Fujian Yada Group Co., Ltd., an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at $438,596.

Fujian Yada Group Co., Ltd. entered an RMB Fund Loan Contract on April 2, 2010 to borrow from Songxi Sub-branch of China Construction Bank Corporation Ltd the amount of $983,061 for the purpose of capital turnover, and the annual interest rate of the loan shall be 10% higher than the benchmark interest rate as of the value date. Repayment of the loan shall be made between April 2, 2010 and April 2, 2011. Proceeds of the loan may be used for permitted purposes only; otherwise a 100% penalty applies.

Mr. Zhan Youdai and Ms. Zhou Liufeng entered a Natural Person Guarantee Contract on April 2, 2010 with Songxi Sub-branch of Construction Bank of China Co., Ltd. to assume the several and joint guarantee liability for the loan under a Renminbi Fund Loan Contract between Fujian Yada Group Co., Ltd., an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at $983,061.

Fujian Yaxin Food Co., Ltd entered a Maximum Amount Loan Contract on April 7, 2010 with Business Department of Jianyang Rural Cooperatives to provide a maximum-amount of $423,472 loan within the period from April 7, 2010 to April 6, 2011. Borrower shall not misuse the loan and can only use the loan for the purposes as provided in each loan contract, otherwise a penalty interest rate (100% of the loan interest rate) will be charged.

Fujian Yaxin Food Co., Ltd entered a Maximum Amount Mortgage Contract on April 7, 2010 with Business Department of Jianyang Rural Cooperatives to provide a maximum-amount of $423,472 mortgage to secure the maximum-amount loan owed to Jianyang Rural Cooperatives by Fujian Yaxin Food Co., Ltd.

Fujian Yada Group Co., Ltd. entered a Credit Line Agreement on July 21, 2010 with Bank of China Limited Nanping Branch whereby Bank of China Limited Nanping Branch provides Fujian Yada Group Co., Ltd. with a credit line of $2,995,716, for which Mr. Zhan Youdai, Fujian Fulaimeng Wood Technology Co., Ltd., and Songxi Yasheng Food Co., Ltd, and Fujian Yada Group Co., Ltd. provide guarantee.

Each of Mr. Zhan Youdai, Fujian Fulaimen Wood Technology Co., Ltd. and Songxi Yasheng Food Co., Ltd. entered a Maximum Guarantee Contract on July 21, 2010 with Bank of China Limited Nanping Branch to guarantee a maximum of $2,995,716 for debts owed to Bank of China Limited Nanping Branch by Fujian Yada Group Co., Ltd.

Mr. Zhan Youdai and Ms. Zhou Liufeng entered into Personal Guaranty Contract on August 11, 2010 with Fujian Branch of China Construction Bank to guarantee payment of $868,758 debts owed to Fujian Branch of China Construction Bank by Fujian Yada Group Co., Ltd.

Fujian Yada Group Co., Ltd. entered a Domestic Commercial Invoice Discounting Agreement on July 21, 2010 with Bank of China Limited Nanping Branch in connection with line of discount $2,995,716.

Fujian Yada Group Co., Ltd. entered a Maximum-amount Mortgage Contract on July 21, 2010 with Bank of China Limited Nanping Branch to secure a maximum loan of $738,806. Without written content of Bank of China Limited Nanping Branch, Fujian Yada Group Co., Ltd. may not transfer, lease, lend, make financial contribution in form of material object, re-handle, reconstruct or dispose of or in any other manner all or part of the collaterals.

Fujian Yada Group Co., Ltd. entered Bank Acceptance Agreement on August 11, 2010 with China Construction Bank Corporation Ltd Songxi Branch whereby China Construction Bank Corporation Ltd Songxi Branch accepts bills of exchange in the total amount of $868,758 for a service fee of 0.5‰ of the face value of the bills of exchange.

Songxi Yasheng Food Co., Ltd. entered a Guaranty Contract on August 11, 2010 with China Construction Bank Corporation Ltd Songxi Branch to guarantee payment of $471,825 debt owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Yada Group Co., Ltd.

Fujian Yada Group Co., Ltd. entered a Deposit Pledge Contract on August 11, 2010 with China Construction Bank Corporation Ltd Songxi Branch whereby Fujian Yada Group Co., Ltd. will deposit $260,627 to guarantee payment of debt of $868,758 plus interest owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Yada Group Co., Ltd. Without the consent of China Construction Bank Corporation Ltd Songxi Branch, Fujian Yada Group Co., Ltd. shall not draw down, transfer or otherwise dispose of the funds in the deposit account.

Fujian Yada Group Co., Ltd. entered a RMB Fund Loan Contract on November 26, 2010 to borrow from China Construction Bank Corporation Ltd Songxi Branch the amount of $1,209,921 for the purpose of capital turnover, and the annual interest rate of the loan shall be 10% higher than the benchmark interest rate as of the value date. The term of such RMB Fund Loan Contract shall be from November 26, 2010 to November 26, 2011. Proceeds of the loan may be used for permitted purposes only, otherwise a 100% penalty applies.

Mr. Zhan Youdai and Ms. Zhou Liufeng entered a Natural Person Guarantee Contract on November 26, 2010 with Songxi Sub-branch of Construction Bank of China Co., Ltd. to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd., an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at $1,209,921.

The following table summarizes key elements of the foregoing twenty-four financing arrangements:

The following table summarizes key elements of the foregoing twenty-four financing arangements:

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

Management does not believe that the financial statements included in this report contain a material misstatement as a result of the aforementioned weaknesses in our internal controls. The financial statements included in their report have been prepared in accordance with the books and records of the Company and on the basis of information that management believes to be accurate. While management believes that the Company’s internal controls over financial reporting have material weaknesses as identified above, the financial statements were prepared in accordance with the Company’s internal controls and accounting procedures. In the course of management’s preparation of the financial statements, or the audit of the financial statements by PKF, the Company’s independent auditor, management did not become aware of any material inaccuracy or misstatement. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company management's report was not subject to attestation by the company's registered public accounting firm.

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

Filed as Exhibit 10.30 to the registrant’s Form 8-K filed on August 25, 2010
10.31	English Translation of Fujian Yada sample Labor Contract.	Filed as Exhibit 10.31 to the registrant’s Form 8-K filed on August 25, 2010
10.32	English Translation of sample of Labor Contract of Fujian Yaxin Food Co., Ltd., and sample of Labor Contract between Rural Migrant Workers and Fujian Yaxin Food Co., Ltd.	Filed as Exhibit 10.32 to the registrant’s Form 8-K filed on August 25, 2010
10.33	Letter Agreement dated January 28, 2010 by and between Fujian Yada and WLT Brothers Capital, Inc.	Filed as Exhibit 10.33 to the registrant’s Form 8-K filed on August 25, 2010
10.34	Amendment and Joinder Agreement dated June 10, 2010 between Fujian Yada, Halter Financial Securities Inc. (formerly WLT Brothers Capital, Inc.) and William Blair & Company, L.L.C.	Filed as Exhibit 10.34 to the registrant’s Form 8-K filed on August 25, 2010
10.35	English Translation of The Contract for Commercialization of High quality Bamboo Shoot Product Processing dated May 11, 2007 between Fujian Yada and Fujian Agriculture and Forestry University.	Filed as Exhibit 10.35 to the registrant’s Form 10-Q filed on November 15, 2010

10.36	English Translation of the Contract on Transfer of State- Owned Land Use Right dated September 19, 2010 between Fujian Yada Food Co., Ltd. and State Land and Resource Bureau of Songxi County.	Filed as Exhibit 10.36 to the registrant’s Form 10-Q filed on November 15, 2010
10.37	English Translation of The Contract for Commercialization of High quality Bamboo Shoot Product Processing dated May 11, 2007 between Fujian Yada and Fujian Agriculture and Forestry University.	Filed as Exhibit 10.37 to the registrant’s Form S-1 filed on December 10, 2010
10.38	Executive Employment Agreement dated November 12, 2010 between SMSA Palestine Acquisition Corp. and Zhan Youdai.	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on November 18, 2010
10.39	Executive Employment Agreement dated November 12, 2010 between SMSA Palestine Acquisition Corp. and Tsang Yin Chiu Stanley.	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed on November 18, 2010
10.40	English Translation of Employment Agreement dated July 1, 2002 between Yada Food Co. Ltd. and Zhang He.	Filed as Exhibit 10.40 to the registrant’s Form S-1/A filed on February 22, 2011
10.41	English Translation of the RMB Fund Loan Contract dated February 10, 2010 by and between Fujian Yada Group Co., Ltd. and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.41 filed with Amendment No. 6 to the S-1 Registration Statement filed on April 19, 2011.
10.42	English Translation of the Natural Person Guarantee Contract dated February 10, 2010 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.42 filed with Amendment No. 6 to the S-1 Registration Statement filed on April 19, 2011.
10.43	English Translation of the RMB Fund Loan Contract dated April 1, 2010 by and between Fujian Yada Group Co., Ltd. and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.43 filed with Amendment No. 6 to the S-1 Registration Statement filed on April 19, 2011.
10.44	English Translation of the Natural Person Guarantee Contract dated April 1, 2010 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.44 filed with Amendment No. 6 to the S-1 Registration Statement filed on April 19, 2011.
10.45	English Translation of the RMB Fund Loan Contract dated April 2, 2010 by and between Fujian Yada Group Co., Ltd. and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.45 filed with Amendment No. 6 to the S-1 Registration Statement filed on April 19, 2011.
10.46	English Translation of the Natural Person Guarantee Contract dated April 2, 2010 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.46 filed with Amendment No. 6 to the S-1 Registration Statement filed on April 19, 2011.
10.47	English Translation of the Maximum Amount Loan Contract dated April 7, 2010 by and between Fujian Yaxin Food Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.47 filed with Amendment No. 6 to the S-1 Registration Statement filed on April 19, 2011.
10.48	English Translation of the Maximum Amount Mortgage Contract dated April 7, 2010 by and between Fujian Yaxin Food Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.48 filed with Amendment No. 6 to the S-1 Registration Statement filed on April 19, 2011.
10.49	English Translation of the RMB Liquid Fund Loan Contract dated November 26, 2010 by and between Fujian Yada Group Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.49 filed with Amendment No. 6 to the S-1 Registration Statement filed on April 19, 2011.
10.50	English Translation of the Natural Person Guarantee Contract dated November 26, 2010 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.50 filed with Amendment No. 6 to the S-1 Registration Statement filed on April 19, 2011.
14	Code of Conduct and Ethics	Filed as Exhibit 14 to the registrant’s Form 10-K filed on March 31, 2011.
21	List of Subsidiaries.	Filed as Exhibit 21 to the registrant’s Form 10-K filed on March 31, 2011.
23.1	Consent of PKF Hong Kong, Certified Public Accountants.	Filed herewith.
24	Power of Attorney.	Included on signature page to the registrant's Form 10-K filed March 31, 2011
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.1 to the registrant’s Form 10-K filed on March 31, 2011.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.2 to the registrant’s Form 10-K filed on March 31, 2011.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32 to the registrant’s Form 10-K filed on March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Green Agriculture Corporation
(Registrant)

Date: May 9, 2011	/s/ Zhan Youdai
By: Zhan Youdai
Title : Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

s/ ZHAN YOUDAI	Chief Executive Officer, Director and President (Principal Executive Officer)	May 9, 2011
ZHAN YOUDAI

/s/ TSANG YIN CHIU STANLEY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 9, 2011
TSANG YIN CHIU STANLEY

/s/ ZHANG HE	Director	May 9, 2011
ZHANG HE *

*Pursuant to a power of attorney previously filed with the Securities and Exchange Commission.

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

For the year ended December 31, 2009, the Company capitalized interest of $74,191 to the cost of property, plant and equipment. There was no capitalized interest during the year ended December 31 , 2010 as the amount was immaterial.

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

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of December 31, 2010 and 2009 , land use rights with carrying amounts of $714,963 and $709,024 were pledged as collateral under certain loan arrangements (Note 15).

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