Form 10-Q
period 2011-03-31
Asia Green Agriculture Corp
filed 2011-05-16
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number 000-53343

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
(do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2011
Common Stock, $0.001 per share	36,823,626 shares

ASIA GREEN AGRICULTURE CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2011

TABLE OF CONTENTS

EXPLANATORY NOTE

In this report, unless the context otherwise requires, the terms “AGAC,” “Company,” “we,” “us,” and “our” refer to Asia Green Agriculture Corporation (formerly known as SMSA Palestine Acquisition Corp.), a Nevada corporation and/or its subsidiaries, as the case may be. We are a Nevada holding company and conduct substantially all of our business through our operating subsidiary Fujian Yada Group Co., Ltd. in China.

On August 20, 2010, we entered into an Exchange Agreement (the "Exchange Agreement") with Sino Oriental Agriculture Group Ltd. ("Sino Oriental") and the shareholders of Sino Oriental. In connection the Exchange Agreement we issued 29,214,043 shares of our common stock to the shareholders of Sino Oriental, in exchange for all of the issued and outstanding capital stock of Sino Oriental. Prior to the Exchange Agreement, we were a shell company with nominal operations. Sino Oriental, through its wholly owned subsidiaries operates a green and organic food production and manufacturing business in the People's Republic of China. The acquisition of Sino Oriental has been accounted for as a "reverse merger". Accordingly, the historical financial statements contained in this report reflect the operations of the business of Sino Oriental and its subsidiaries.

On January 18, 2011, we filed amended and restated Articles of Incorporation with the Nevada Secretary of State to give effect to (i) a 2.5 for 1 forward stock split and (ii) an increase in our authorized common stock from 100 million shares to 200 million shares and (iii) a name change from SMSA Palestine Acquisition Corporation to Asia Green Agriculture Corporation. The information in this report reflects the stock split, increase in authorized capital and name change.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This document contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These forward-looking statements are identified by, among other things, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets" and similar expressions. The forward-looking statements in this report speak only as of the date of this report. Except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

	Three months ended March 31
	(Unaudited),
	2011	2010

Sales revenue	$25,938,996	$22,654,906
Cost of sales	(18,050,227)	(15,789,780)

Gross profit	7,888,769	6,865,126

Operating expenses
Administrative expenses	1,494,344	275,443
Selling expenses	461,295	193,251

	1,955,639	468,694

Income from operations	5,933,130	6,396,432
Government grant income	81,615	16,550
Other income - net	192,311	234,922
Net finance costs - Note 9	(29,010)	(236,985)

Income before income taxes	6,178,046	6,410,919
Income taxes - Note 8	(176,557)	(359,202)

Net income	$6,001,489	$6,051,717

Other comprehensive income
Foreign currency translation adjustments	375,083	2,150

Total comprehensive income	$6,376,572	$6,053,867

Earnings per share: basic and diluted - Note 10	$0.163	$0.207

Weighted average number of shares outstanding: basic and diluted	36,823,626	29,214,043

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$5,012,411	$9,988,422
Restricted cash - Note 4	865,714	941,923
Trade receivables, net - Note 5	25,317,777	20,872,620
Other receivables, prepayments and deposits - Note 6	2,215,664	4,015,880
Inventories - Note 7	24,567,946	15,109,102
Income tax recoverable	93,018	24,754
Deferred tax assets	207,559	364,674

Total current assets	58,280,089	51,317,375
Property, plant and equipment, net - Note 11	12,204,020	11,834,344
Deposit for acquisition of property, plant and equipment	243,520	241,984
Land use rights - Note 12	17,152,740	17,207,149

TOTAL ASSETS	$87,880,369	$80,600,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 4	$6,994,000	$4,996,069
Bills payable - Note 4	-	877,192
Receipts in advance	213,505	169,344
Loans from third parties - Note 16	152,200	151,240
Other payables and accrued expenses - Note 13	6,805,215	8,081,576
Amounts due to related parties - Note 14	141,636	794,199
Secured short-term borrowings - Note 15	7,224,934	6,232,600
Current maturities of secured long-term borrowings - Note 15	-	22,686

Total current liabilities	21,531,490	21,324,906
Deferred tax liabilities	27,993	28,051
Secured long-term borrowings - Note 15	-	-

TOTAL LIABILITIES	21,559,483	21,352,957

COMMITMENTS AND CONTINGENCIES - Note 20

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares in 2011 and 2010; none issued and outstanding
Common stock: par value $0.001 per share; authorized 200,000,000 shares in 2011 and 2010 36,823,626 shares issued and outstanding in 2011 and 2010	36,824	36,824
Additional paid-in capital	18,282,235	17,585,816
Statutory reserve	5,402,613	4,572,033
Accumulated other comprehensive income	2,739,711	2,364,628
Retained earnings	39,859,503	34,688,594

TOTAL STOCKHOLDERS’ EQUITY	66,320,886	59,247,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,880,369	$80,600,852

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

					Accumulated
	Common stock		Additional		other
	No. of		paid-in	Statutory	comprehensive	Retained
	shares	Amount	capital	reserve	income	earnings	Total
Balance, December 31, 2010	36,823,626	36,824	17,585,816	4,572,033	2,364,628	34,688,594	59,247,895
Foreign currency translation adjustments	-	-	-	-	375,083	-	375,083
Net income	-	-	-	-	-	6,001,489	6,001,489
Appropriation to statutory reserve	-	-		830,580	-	(830,580)	-
Share-based compensation	-	-	696,419	-	-	-	696,419
Balance, March 31, 2011	36,823,626	36,824	18,282,235	5,402,613	2,739,711	39,859,503	66,320,886

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2011	2010
Cash flows from operating activities
Net income	$6,001,489	$6,051,717
Adjustments to reconcile net income to net cash (used in) provided by operating activities :-
Depreciation and amortization	298,886	124,245
Gain on disposal of property, plant and equipment	-	(50,210)
Deferred taxes	159,174	116,005
Unrealized gain of forward exchange contracts	(192,296)	(38,845)
Reversal of provision for obsolete inventories	(6,912)	(216,318)
Provision for (reversal of) doubtful debts	65,410	(150,802)
Share-based compensation	696,419	-
Changes in operating assets and liabilities :-
Trade receivables	(4,377,511)	(1,136,236)
Other receivables, prepayments and deposits	1,850,592	(4,911,013)
Inventories	(9,354,797)	2,287,328
Trade payables	1,966,450	745,117
Restricted cash held as collateral for forward exchange contracts	(182,616)	-
Receipts in advance	43,080	(103,380)
Other payables and accrued expenses	2,192,642	603,412
Income tax payable	(68,098)	180,591

Net cash flows (used in) provided by operating activities	(908,088)	3,501,611

Cash flows from investing activities
Payments to acquire and for deposit for acquisition of property, plant and equipment	(429,793)	(210,481)
Proceeds from disposal of property, plant and equipment	-	236,171
Payment to acquire land use rights	(3,351,515)
Net cash flows (used in) provided by investing activities	(3,781,308)	25,690

Cash flows from financing activities
Proceeds from secured borrowings	4,346,261	2,438,790
Repayments of secured borrowings	(3,416,441)	(3,963,950)
Increase in loans from third parties	-	455,642
Decrease (increase) in restricted cash held as collateral for bills payable	264,793	(121,717)
(Decrease) increase in bills payable	(882,644)	381,290
Repayments to related parties	(657,191)	(3,055,557)

Net cash flows used in financing activities	(345,222)	(3,865,502)

Effect of foreign currency translation on cash and cash equivalents	58,607	(117)

Net decrease in cash and cash equivalents	(4,976,011)	(338,318)
Cash and cash equivalents - beginning of period	9,988,422	420,801

Cash and cash equivalents – end of period	$5,012,411	$82,483

Supplemental disclosures for cash flow information
Cash paid for :-
Interest, net of capitalized interest	$106,172	$170,738
Income taxes	$17,383	$51,209

See the accompanying notes to Condensed Consolidated Financial Statements

Asia Green Agriculture Corporation
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information and general

(i)

Asia Green Agriculture Corporation (formerly known as SMSA Palestine Acquisition Corp.) (the “Company”) was organized on May 21, 2008 as a Nevada corporation to effect the reincorporation of Senior Management Services of Palestine, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, had no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualified as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

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

(ii)

Misaky Industrial Limited (“Misaky”) was incorporated in Hong Kong on December 10, 2004 as a limited liability company with authorized capital of HK$10,000, divided into 10,000 common shares of HK$1 par value each, of which 3,001 common shares were issued and paid up. Before the acquisition by Sino Oriental Agriculture Group Limited (“Sino Oriental”) as described in note 2(v), Misaky was wholly owned by Mr. Youdai Zhan (“Mr. Zhan”) through a trust agreement with Mr. Yangbo Cai, (“Mr. Cai”). The sole director of Misaky is Mr. Zhan. The principal business of Misaky is an investment holding and only holds 100% equity interest in Fujian Yada Group Co., Ltd. (“Fujian Yada”).

(iii)

Sino Oriental Agriculture Group Limited (“Sino Oriental”) was incorporated in the British Virgin Islands (the “BVI”) on January 4, 2010 as a limited liability company with authorized, issued and paid up capital of $50,000, divided into 50,000 common shares of $1 par value each. Prior to the completion of RTO on August 20, 2010, the 50,000 common shares were held by Mr. Zhan through a trust agreement with Mr. Cai and other noncontrolling shareholders. The sole director of Sino Oriental is Mr. Zhan. The principal business of Sino Oriental is an investment holding and only holds 100% equity interest in the Misaky.

(iv)

Fujian Yada was established in the PRC on February 6, 2001 as a limited liability company. The then paid up capital of Renminbi (“RMB”) 30,000,000 was held as to 97% by Mr, Zhan and 3% by Madam Liufeng Zhou, Mr. Zhan’s spouse respectively and was transferred to Misaky on May 26, 2010 as stated in Note 2(iv). On August 26, 2010, Fujian Yada increased its paid up capital to RMB118,000,000. The principal activities of Fujian Yada are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

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

To rationalize the group structure, the Company, Fujian Yada, Yaxin, Shengda and Xinda reorganized their group structure (the “Reorganization”) as follows :-

(i)

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

3.	Summary of significant accounting policies

Basis of consolidation and presentation

Before and immediately after the completion of Reorganization, the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda were under the common control of Mr. Zhan and his spouse, Madam Liufeng Zhou. Accordingly, accounting for recapitalization is adopted for the preparation of condensed consolidated financial statements to present the combined results of operations and financial position of the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda as if the current group structure, which means that Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda are wholly owned subsidiaries of the Company, had been in existence at the beginning of the reporting period. The 29,214,043 shares (as adjusted for the Forward Stock Split) of the Company’s common stock issued for RTO are deemed the opening common stock since January 1, 2009 to reflect the recapitalization.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of March 31, 2011 and December 31, 2010, the Company did not have any balance of gross trade receivables due from individual customer that represented 10% or more of the Company’s gross trade receivables.

During the three months period ended March 31, 2011 and 2010, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

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

The Company enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage its exposure to the foreign currency exchange risk related to the trade receivable denominated in Japanese Yen (“JPY”). The Company does not enter into forward exchange contracts for trading or speculative purposes. In accordance with US GAAP, the forward exchange contracts are considered as “derivatives not designated as hedging instruments”. Therefore, the foreign exchange contracts are recorded at fair value, with the gain or loss on these transactions recorded in the condensed consolidated statements of income and comprehensive income within “other income - net” in the period in which they occur. As of March 31, 2011 and December 31, 2010, the Company had outstanding forward exchange contracts to sell totaling JPY667,000,000 and JPY667,000,000 respectively with maturities of less than one year.

Fair value measurements

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The Company uses the following three levels of inputs in determining the fair value of the Company’s assets and liabilities, focusing on the most observable inputs when available :-

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

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 2 inputs as of March 31, 2011 and December 31, 2010:

Included in the following
items of condensed
	consolidated	Total fair value measurement
	balance sheets	as of
		March	December
		31, 2011	31, 2010
		(Unaudited)	(Audited)

Derivative financial assets - forward exchange contracts	Other receivables, prepayments and deposits	$26,224	$1,089

Derivative financial liabilities - forward exchange contracts	Other payables and accrued expenses	$533,758	$696,530

	Included in the following
	items of condensed
	consolidated statements of
	income and comprehensive	Three months ended
	income	March 31,
		2011	2010
		(Unaudited)	(Unaudited)
Realized loss recorded - forward exchange contracts		$-	$(6,795)
Unrealized gain recorded - forward exchange contracts		192,296	38,845

Total gain recorded	Other income - net	$192,296	$32,050

The Company estimates the fair value of forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the three months period ended March 31, 2011 and 2010.

Recently issued accounting pronouncements

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

The FASB issued Accounting Standards Update (ASU) No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU update has no material impact on the Company’s financial statements.

The FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. The adoption of this ASU update has no material impact on the Company’s financial statements.

4.	Restricted cash, bills payable and trade payables

Restricted cash as of March 31, 2011 and December 31, 2010 consist of the following:-

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Bank deposits held as collateral for forward exchange contracts - Note (a)	$865,714	$678,765
Bank deposits held as collateral for bills payable - Note (b)	-	263,158

	$865,714	$941,923

(a)

When the Company enters into forward exchange contracts with the bank, it is required to place deposits with reference to the nominal amount. These deposits will be used to settle loss on the forward exchange contracts or return to the Company at the earlier of maturity date or exercise date.

(b)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 30% - 40% of the bills amount at the time of issuance. The bills payable was guaranteed by third parties and secured by certain property, plant and equipment of the Company included in Note 15 (c) (i). These deposits will be used to settle the bills at maturity.

(c)	Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

5.	Trade receivables, net

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Trade receivables	$25,443,194	$20,932,240
Less : Allowance for doubtful accounts	(125,417)	(59,620)

Balance at end of period	$25,317,777	$20,872,620

Trade receivables with carrying value of $1,596,224 and $719,318 as of March 31, 2011 and December 31, 2010 was pledged as collateral under certain loan agreements (see Note 15) respectively.

Provision for (reversal of) doubtful debts of $65,410 and $(150,802) were charged to operations during the three months ended March 31, 2011 and 2010 respectively.

6.	Other receivables, prepayments and deposits

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Prepayments	$819,313	$2,536,078
Deposits	901,938	896,657
Derivative financial assets - forward exchange contracts - Note 3	26,224	1,089
Other receivables	408,189	582,056

	$2,215,664	$4,015,880

7.	Inventories

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Raw materials and packaging materials	$900,451	$38,027
Bamboo and other growing crops	18,010,834	11,695,082
Finished goods	5,660,239	3,386,417

	24,571,524	15,119,526
Less: Provision for obsolete inventories	(3,578)	(10,424)

	$24,567,946	$15,109,102

As of March 31, 2011 and December 31, 2010, the inventories with carrying amount of $680,605 and $746,728 were pledged as collateral under certain loan agreements (see Note 15).

Reversal of provision for obsolete inventories of $6,912 and $216,318 were charged to operations during the three months ended March 31, 2011 and 2010 respectively.

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

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of March 31, 2011.

9.	Net finance costs

Details of finance costs are summarized as follows :-

	Three months ended March 31,
	(Unaudited)
	2011	2010

Total interest cost incurred, net of capitalized interest	$106,172	$170,738
Less: Interest income	(6,267)	(8,285)
Government grant for interest incurred	(105,050)	-

Net interest cost	(5,145)	162,453
Other finance costs	34,155	74,532
	$29,010	$236,985

10.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. 1,359,113 anti-dilutive warrants and 3,093,258 share options (as adjusted for the Forward Stock Split) were excluded from the calculation of earnings per share for three months period ended March 31, 2011. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the reorganization of stockholders’ equity as if the Reorganization occurred as of the beginning of the first period presented and has been adjusted to reflect the Forward Stock Split effected on January 18, 2011.

11.	Property, plant and equipment, net

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Cost :-
Buildings	$10,411,538	$10,345,868
Plant and machinery	1,400,797	1,398,711
Motor vehicles	196,095	194,362
Electronic equipment	153,926	131,384
Leasehold improvements	38,446	38,203

	12,200,802	12,108,528
Accumulated depreciation	(2,238,647)	(2,090,087)
Construction in progress	2,241,865	1,815,903

Net	$12,204,020	$11,834,344

(i)	During the reporting periods, depreciation charge is included in :-

	Three months ended March 31,
	(Unaudited)
	2011	2010

Cost of sales and overheads of inventories	$125,646	$77,716
Selling expenses	491	453
Administrative expenses	9,139	42,160

	$135,276	$120,329

As of March 31, 2011 and December 31, 2010, buildings and plant and machinery with carrying amount of $8,525,848 and $8,521,316 were pledged as collateral under certain loan and bills payable arrangements, respectively (Note 15).

During the three months ended March 31, 2011 there was no disposal of fixed assets. During the three months ended March 31, 2010, property, plant and equipment with net book value of $185,961 were disposed of at a consideration of $236,171, resulting in a gain of $50,210.

For the three months ended March 31, 2011 and 2010, the Company capitalized interest of Nil and $39,533 to the cost of property, plant and equipment, respectively.

(ii)	Construction in progress :-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

12.	Land use rights

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Land use rights
- for office premises, production facilities and warehouse	$2,112,787	$2,099,461
- for growing and plantation	15,426,736	15,329,432
Accumulated amortization	(386,783)	(221,744)

	$17,152,740	$17,207,149

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of March 31, 2011 and December 2010, land use rights with carrying amounts of $715,474 and $714,963 were pledged as collateral under certain loan arrangements (Note 15).

On the other hand, the Company obtained several rights from the relevant PRC local rural village cooperatives for period ranged from twenty to thirty years to use the land for growing and plantation purpose for producing the Company’s fresh produce.

During the three months ended March 31, 2011 and 2010, amortization amounted to $163,610 and $3,916 respectively. The estimated amortization expense for each of the five succeeding years is approximately $223,000 each year.

13.	Other payables and accrued expenses

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Payables for acquisition of land use rights for growing and plantation purpose and related restoration fee	$2,269,099	$4,048,813
Withholding tax payable - Note 13(b)	608,800	604,960
Pension payable - Note 13(a)	603,877	538,427
Derivative financial liabilities - forward exchange contracts - Note 3	533,758	696,530
VAT payable	876,904	1,127,599
Salaries payable	299,819	191,434
Accrued audit fee	144,590	128,554
Liquidated damage payable - Note 20	290,861	177,507
Other payables	1,177,507	567,752

	$6,805,215	$8,081,576

(a)

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

(b)

On March 21, 2009, Yada declared a dividend of RMB20,000,000 of which RMB16,000,000 (equivalent to $2,347,200 as of March 31, 2009) was transferred to amounts due to related parties in accordance with a loan agreement entered into between Mr. Zhan, and Madam Liufeng Zhou, Mr. Zhan’s spouse and the Company. The remaining balance of RMB4,000,000 (equivalent to $608,800 as of March 31, 2011), representing withholding tax payable on dividend declared in accordance with PRC Tax Law, was included in other payables and accrued expenses (Note 13).

14.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse, and are interest-free, unsecured and repayable on demand.

15.	Secured borrowings

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Secured short-term borrowings - Note 15(a)	$7,224,934	$6,232,600
Current maturities of secured long-term borrowings	-	22,686

	$7,224,934	$6,255,286

Secured long-term borrowings - Note 15(b) Interest bearing :- - at 14.4% per annum	$-	$22,686
Less: current maturities	-	(22,686)

	$-	$-

Notes :-

(a)	The weighted-average interest rate on short-term borrowings as of March 31, 2011 and December 31, 2010, were 5.85% and 5.41%, respectively.

(b)	Long-term borrowings were repayable as follows :-

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Within one year	$-	$22,686
After one year but within two years	-	-

	$-	$22,686

(c)	The amount represents a loan from Financial Bureau, Songxi County of the PRC through an entrusted loan arrangement with a bank.

As of March 31, 2011, the Company’s banking facilities were composed of the following :-

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$7,224,934	$7,224,934	$-

The secured borrowings and bills payable were secured by the following :-

(i)	The Company’s assets with following carrying values :-

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Property, plant and equipment (Note 11)	$8,525,848	$8,521,316
Trade receivable (Note 5)	1,596,224	719,318
Land use rights (Note 12)	715,474	714,963
Inventories (Note 7)	680,605	746,728

	$11,518,151	$10,702,325

(ii)	Guarantees executed by third parties;
(iii)	Guarantees executed by Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse; and
(iv)	Guarantees executed by certain staff of the Company.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

16.	Loans from third parties

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Non-interest bearing	$152,200	$151,240

All the loans from third parties are unsecured and repayable on demand or within one year.

17.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $82,350 and $48,398 for the three months ended March 31, 2011 and 2010 respectively.

18.	Statutory reserve

In accordance with the relevant laws and regulations of PRC, it is required that not less than 10% of its net income (the percentage is upon approval from the board of directors’ meeting), after offsetting any prior years’ losses, for PRC tax reporting purpose to the statutory reserve.

When the balance of such reserve reaches 50% of the registered capital, any further appropriation is optional. Upon approval from the board of directors of the Company, the statutory reserve can mainly be used to offset accumulated losses or increase capital.

19.	Make good escrow agreement

In connection with a private placement completed on August 20, 2010, Mr. Cai, the major shareholder of the Company, entered into a make good escrow agreement (the "Escrow Arrangement") with the investors under the private placement pursuant to which he agreed to place 4,848,525 shares (as adjusted for the Forward Stock Split) of our common stock (the “Make Good Share”) owned by him in an escrow account administrated by an escrow agent. In the event of the Company fail to achieve the earnings per share targets of 2010 and 2011, the escrow agent shall distribute the Make Good Share to the investors on a pro rate basis for any shortfall.

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

Since Mr. Cai is only a major stockholder without taking any management position of the Company and the release or cancellation of Make Good Share is not contingent on continued employment of any management shareholders, in accordance with ASC 718-10-S99-2, the Company considered that the presumption of compensation in this Escrow Arrangement should be overcome and that no compensation charge should be recognized. The Escrow Arrangement should be recorded as an inducement to facilitate the private placement on behalf of the Company. Accordingly, the transaction shall be recorded as a reduction of proceeds from the private placement in an amount equal to the estimated fair value of the Make Good Share of $1,160,114 on August 20, 2010, the date of the Make Good Escrow Agreement and completion of the private placement, with corresponding credit to additional paid-in capital. The fair value of the Make Good Share was estimated, at the date of Make Good Escrow Agreement, by reference to the estimated placing price per share of the Company’s common stock in the private placement completed on August 20, 2010 and the probability of any shortfall in earnings per share targets of 2010 and 2011 estimated by the management.

20.	Commitments and contingencies

Capital commitment

As of March 31, 2011, and December 31, 2010, the Company had capital commitments of $4,149,749 and 4,545,236, respectively, in relation to the construction of new building facility and cold storage facility.

Operating lease commitment

The Company leases certain land lease contracts under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at March 31, 2011 :-

2011	$3,312,742
2012	3,290,225
2013	3,277,170
2014	3,277,170
2015	3,267,024
Thereafter	49,916,146

$66,340,477

Rental expense for operating leases amounted to $829,562 and $577,973 for the years ended March 31, 2011 and 2010, respectively, have been recorded in cost of sales and inventories.

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

Pursuant to a registration rights agreement, the Company was required to file a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended, (i) registering for resale by the investors 4,848,525 shares (as adjustment for the Forward Stock Split) of common stock and warrants in order to purchase up to 969,717 shares (as adjustment for the Forward Stock Split) of common stock issued to the investors; and (ii) registering for resale for the Placement Agents for the warrants to purchase up to 339,396 shares (as adjustment for the Forward Stock Split) of common stock (all of the foregoing securities being collectively referred herein as the “Registrable Securities”). The Company agreed to use its best efforts to file the Registration Statement within 30 days from the closing date, dated August 20, 2010 (the “Closing Date”), (the “Registration Filing Date”) and to have the Registration Statement declared effective prior to the 150th day following the Closing Date (the “Registration Effective Date”).

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 0.5% per month of the aggregated amount invested by such investors in the private placement until the registration statement has been filed and/or declared effective, but the maximum amount of liquidated damages is capped at 6% on aggregated amount invested by such investors. In accordance with ASC 450 “Contingencies”, the Company records a liability in the condensed consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. Up to the date of approval of these condensed consolidated financial statements, the Registration Statement was not declared effective and the provision of liquidated damages was made in an amount of $290,861 as of March 31, 2011 with reference to the estimated effective date of Registration Statement. Liquidated damage of $113,354 was recognized and allocated to administrative expenses for the three months ended March 31, 2011. Up to the date of approval of these condensed consolidated financial statements, in the opinion of the directors it is not probable that the Company will be required to make any further material payments under the registration rights arrangement and therefore no further provision for such liability has been made.

21.	Share based compensation

The Company granted share options and warrants to employees, directors and consultants to reward for services.

Stock option plan

Under the stock option plan adopted by the Company in 2010, 3,093,258 share options with exercisable period of 10 years were granted to the management and employees of the Company on February 14, 2011 of which, 184,123 share options are vesting on March 18, 2011 with an exercise price of $3.94, 184,122 share options are vesting on March 18, 2012 with an exercise price equal to 125% of the market price of the Company’s common stock on that vesting date, 908,338 share options are vesting on February 14, 2012 and 1,816,675 share options are vesting in equal amounts on the first day of each quarter during a four years period commencing from February 15, 2012 with an exercise price of $4. All the share options granted are subject to the option holders continuing to be the management or employee of the Company before the respective vesting dates.

A summary of share option plan activity for the three-months ended March 31, 2011 is presented as below:

		Weigthed average	Remaining	Aggregate
	Number of	Exercise price	contractual	intrinsic
	shares	per share	Term	value (1)

Outstanding as of January 1, 2011	-	$-
Granted	3,093,258	4.13
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2011	3,093,258	$4.13	0.9-4.9 years	$-

Exercisable as of March 31, 2011	184,123	$3.94	-	$-

(1)	No aggregate intrinsic value as the weighted average exercise price of options $4.13 is in excess of the values of the Company’s common stock as of March 31, 2011.

The weighted average grant-date fair values of options granted during 2011 was $1.81 per share. Compensation expense of $594,512 arising from abovementioned share options granted was recognized and allocated $511,395 to administrative expenses and $83,117 to selling expenses for three months ended March 31, 2011.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Expected volatility	56.80%
Expected dividends	Nil
Expected life	10 years
Risk-free interest rate	3.69%

As of March 31, 2011, there were unrecognized compensation costs of $4,994,015 related to the above non-vested share options which expected to be recognized over approximately 5 years.

Warrant

On February 10, 2011, the Company issued warrants to a service provider to purchase up to 50,000 shares of the Company's common stock at a price of $4.00 per share in exchange for investor relations service provided to the Company. These warrants have exercisable period over 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. Compensation expense of $101,907 arising from abovementioned warrant issued was recognized and allocated to administrative expenses for the three months ended March 31, 2011.

The fair value of the above warrant issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Stock price and exercise price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	2.41%

As of March 31, 2011, there were no unrecognized compensation costs related to the above warrants,

22.	Segment information

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There is no inter-segment sales or transfers during the three months ended March 31, 2011 and 2010. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	March 31, (Unaudited)		March 31, (Unaudited)		March 31, (Unaudited)
	2011	2010	2011	2010	2011	2010

Revenue from external customers	$20,378,378	$15,311,079	$5,560,618	$7,343,827	$25,938,996	$22,654,906
Segment profit	$6,687,325	$5,047,287	$1,201,444	$1,817,839	$7,888,769	$6,865,126

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31,
	(Unaudited)
	2011	2010

Total consolidated revenue	$25,938,996	$22,654,906

Total profit for reportable segments	$7,888,769	$6,865,126
Unallocated amounts relating to operations :-
Administrative expenses	(1,494,344)	(275,443)
Selling expenses	(461,295)	(193,251)
Government grant income	81,615	16,550
Other income - net	192,311	234,922
Net finance costs	(29,010)	(236,985)

Income before income taxes	$6,178,046	$6,410,919

All of the Company’s long-live assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Three months ended March 31,
	(Unaudited)
	2011	2010

PRC	$24,503,908	$21,651,102
Japan	1,435,088	1,003,804

Total	$25,938,996	$22,654,906

23.	Related party transactions

Apart from the transactions as disclosed in notes 2, 14, 15, 19, 20 and 21 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the three months ended March 31, 2011 and 2010.

24.	Subsequent events

The Company evaluated all events or transactions that occurred after March 31, 2011 and has determined that no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements, other than noted herein.

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

OVERVIEW

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. Bamboo shoot products accounted for approximately 52% of our revenue in 2010 and 79% of our revenue in the first quarter of 2011, while fresh vegetables and fruit accounted for approximately 28% and 16% of revenue, processed vegetables for 7% and 5% of revenue, and bamboo wood for 13% and 0% of revenue, respectively.

We have a vertically integrated operation consisting of planting, manufacturing and sales of final products. We can supply most of the fresh raw material for our products from our own land. We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale. Accordingly, our ability to grow is dependent in part on the size of lands we control under lease, and our processing and storage capacity. We are currently experiencing rapid growth in our business and continually seek to procure additional lands for planting. We anticipate making capital expenditures over the next nine to twenty-one months to increase our cold storage capacity, increase production resources and establish new corporate offices.

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as the Japanese market. We derived approximately 94% of our revenue in 2010 and in the first quarter of 2011 in China and approximately 6% in Japan.

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

We believe that investments we made in physical facilities and planting bases in 2010 establish a strong foundation for growth during the remainder of 2011 and beyond. Our current growth strategy is currently centered on the following five initiatives:

  Expand our planting base.

  Improve our profitability by continuously introducing new high value added products.

  Further expand our domestic sales and distribution network and enter new markets.

  Increase our cold storage capacity.

  Further enhance our brand recognition.

We are continuing to invest in new forest and planting bases. The table below summarizes our planting bases as of December 31, 2010 and March 31, 2011.

	December 31, 2010	March 31, 2011
Bamboo forest	30,500 acres (123.43 square kilometers)	30,500 acres (123.43square kilometers)
Vegetables & Fruits	12,500 acres (50.59 square kilometers)	12,500 acres (50.59 square kilometers)

We launched the sale of our proprietary high PH bamboo shoot product line in April 2010, and have experienced gross margins of approximately 73% on sales of that product through March 31, 2011. Overall, our gross margins for the quarter ended March 31, 2011 were 30%, similar to our gross margins of 30% for the quarter ended March 31, 2010. Our gross margin remained flat because of a similar product mix of sales in the three months ended March 31, 2011 and 2010. No sales of our higher gross margin bamboo wood were made in either quarter; no sales of our higher gross margin high PH bamboo shoots were made in the first quarter of 2010; and only immaterial sales of such high PH bamboo shoots were made in the first quarter of 2011. Our high PH bamboo shoots maintain freshness and are generally sold in the "off season," when fresh bamboo shoots are not available. The season of fresh bamboo shoots is from December to April. Historically, we have generally sold bamboo wood in the second half of the year, and consistent with this practice made no sales of bamboo wood in the first quarter. Through our research and development initiatives we plan to introduce at least one or two new products per year with the potential capture higher gross margins and improve profitability.

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of internal sales team members, outside sales agents and markets served at December 31, 2010 and March 31, 2011.

	December 31, 2010	March 31, 2011
Internal Sales Team Members	56	62
Distributors	100	143

During the remainder of 2011, we plan to expand our sales network domestically, with our focus on the cities of Jinan, Nanjing, Beijing, Tianjin and Harbin. We have no immediate plans to expand our international sales presence beyond Japan.

We had a 6,000 metric ton cold storage facility as at March 31, 2011 for storing fresh and semi-finished products. We are adding 5,500 metric ton cold storage facility in order to meet the requirements of our existing products and the anticipated need for recent new product launches. As of March 31, 2011, the construction work was underway.

We have been gaining brand recognition in China, especially in Fujian Province. At March 31, 2011 we had expanded our sales to approximately 800 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets. We are also opening Yada-branded distribution locations. We have opened five locations and plan to continue opening additional centers in select locations in China.

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

Net sales for the first quarter of 2011 were $25.9 million, an increase of approximately 14% over net sales in the first quarter of, 2010 . Net income for the first quarter of 2011 was $6.0 million, a slight decrease of approximately 1%, compared to the quarter ended March 31, 2010.

CRITICAL ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of March 31, 2011, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States Dollars and Japanese Yen.

Restricted cash

Deposits in banks pledged as securities for bills payable and forward foreign currency exchange contracts (See Note 4 to the Consolidated Financial Statements on page 13 that are restricted in use are classified as restricted cash under current assets.

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

We file separate tax returns in the United States and China. Income taxes of the Company's PRC subsidiary are calculated in accordance with taxation principles currently effective in the PRC. For Asia Green Agriculture Corporation, applicable U.S. tax laws are followed. We expect that the tax rate of 25% currently applicable to our Fujian Yada operating subsidiary will remain unchanged in the remainder of 2011.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the three months		For the three months
Item	ended		ended
	March 31, 2011		March 31, 2010
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales
Net sales	$25,939	100%	22,655	100%
Cost of sales	(18,050)	(70)%	(15,790)	(70)%
Gross profit	7,889	30%	6,865	30%
Selling and administrative expenses	(1,956)	(7)%	(469)	(2)%
Operating income	5,933	23%	6,396	28%
Government grant income	82	0%	17	0%
Other net income	192	1%	235	1%
Net finance costs	(29)	0%	(237)	(1)%
Income before income taxes	6,178	24%	6,411	28%
Income taxes	(177)	(1)%	(359)	(1)%
Net income	6,001	23%	6,052	27%

The functional currency of the Company is RMB; however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.5712 to $1 for the three months ended March 31, 2011 and the rate of RMB 6.8190 to $1 for the three months ended March 31, 2010.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the three months ended March 31, 2011, our net sales were $25.9 million compared to $22.7 million for the same period last year, an increase of $3.2 million or approximately 14%. The increase was primarily due to increased production capacity from our expanded planting bases. Of such increase, approximately $2.8 million was attributable to increased sales volume of our products, while approximately $0.4 million was due to higher average selling prices of our products.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the three months ended March 31, 2011 our cost of sales were $18.1 million compared to $15.8 million for the same period last year, an increase of $2.3 million or approximately 14%. This increase was primarily due to the increase of sales volume. As a percentage of net sales, our cost of sales remained at approximately 70% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $7.9 million for the three months ended, March 31, 2011 compared to $6.9 million for the same period last year, an increase of $1.0 million or approximately 15 percent. Gross profit as a percentage of net sales was approximately 30% and 30% for the three months ended March 31, 2011 and 2010, respectively. Our gross margin remained flat because of a similar product mix of sales in the three months ended March 31, 2011 and 2010. No sales of our higher gross margin bamboo wood were made in either quarter; no sales of our higher gross margin high PH bamboo shoots were made in the first quarter of 2010; and only immaterial sales of such high PH bamboo shoots were made in the first quarter of 2011. Our high PH bamboo shoots maintain freshness and are generally sold in the "off season," when fresh bamboo shoots are not available. The season of fresh bamboo shoots is from December to April. Historically, we have generally sold bamboo wood in the second half of the year, and consistent with this practice made no sales of bamboo wood in the first quarter.

Selling and Administrative Expenses. Our selling and administrative expenses increased $1.5 million, or approximately 317%, to $2.0 million for the three months ended March 31, 2011 from $0.5 million for the three months ended March 31, 2010.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses increased to $0.5 million for the three months ended March 31, 2011, from $0.2 million for the three months ended March 31, 2010. As a percentage of net sales, selling expenses for the three months ended March 31, 2011 were approximately 1.8% of net sales, as compared to 0.9% for the three months ended March 31, 2010. Both the dollar and percentage increase of our selling expenses is primarily attributable to the increase in the expenses associated with our sales expansion in Chinese domestic market, and to a lesser extent to employee share options granted.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased $1.2 million, or approximately 443%, to $1.5 million for the three months ended March 31, 2011 from $0.3 million for the three months ended March 31, 2011. The increase is mainly attributed to employee share options, to a lesser extent to professional fees paid to third parties that we did not incur during the three months ended March 31, 2010, and to a still lesser extent to the increase in salaries and travel expenses. As a percentage of net sales, administrative expenses increased to approximately 5.8% for the three months ended March 31, 2011 from 1.2% for the three months ended March 31, 2010.

Net Finance Costs. Our net finance costs decreased to $0 million for the three months ended March 31, 2011 from $0.2 million for the three months ended March 31, 2010. The decrease is mainly due to government subsidies for interest expenses set off.

Income Taxes. We had income taxes of $0.2 million for the three months ended March 31, 2011, as compared to $0.3 million for the three months ended March 31, 2010. This slight decrease was primarily attributable to our decreased taxable profit for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Net Income. Our net income decreased by $0.1 million or approximately 1%, to $6.0 million for the three months ended March 31, 2011. The slight decline on our net income was caused primarily by an increase in gross profit that was more than offset by increases in our sales and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $5.0 million, compared to approximately $10.0 million for December 31, 2010. Our accounts receivable at March 31, 2011 were $25.3 million, compared to $20.9 million at December 31, 2010. Our days’ sales outstanding decreased to 88 days as at March 31, 2011 from 106 days as at December 31, 2010. The decrease was primarily due to a higher portion of sales of fresh products which generally have a shorter payment cycle during the three months ended 31 March 2011 as compared to the three months ended 31 December 2010. We finished the first quarter with working capital of $58.3 million, compared to $51.3 million at December 31, 2010.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)
	Three months Ended		Year Ended
	March 31,		December 31
	(Unaudited)		(Audited)
	2011	2010	2010	2009
Net cash provided by (used in) operating activities	$(908)	$3,501	$15,409	$1,235
Net cash provided by (used in) investing activities	(3,781)	26	(15,299)	(2,026)
Net cash provided by (used in) financing activities	(345)	(3,866)	9,043	1,129
Effect of exchange rate on cash and cash equivalents	58	-	414	--
Cash and cash equivalents at the beginning of the period	9,988	421	421	83
Cash and cash equivalents at the end of the period	5,012	82	9,988	421

Cash Flows from Operating Activities.

Net cash used in operating activities was $0.9 million for three months ended March 31, 2011, compared to $3.5 million provided by operating activities for three months ended March 31, 2010. The change was primarily attributable to increase in inventories.

Our days' sales outstanding decreased to 88 days as at March 31, 2011 from 106 days as at December 31, 2010. The decrease was due to a higher portion of sales of fresh products which generally have a shorter payment cycle during the three months ended 31 March 2011 as compared to the three months ended 31 December 2010.

Cash Flows from Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2011 was $3.8 million compared to $0.0 million for the three months ended March 31, 2010. The increase of net cash used in investing activities was primarily attributable to the expansion of planting bases and production facilities. During the three months ended March 31, 2011 we invested $0.4 million to acquire property, plant and equipment and an additional $3.4 million to acquire land use rights.

Cash Flows from Financing Activities.

Net cash used in financing activities was $0.3 million in the three months ended March 31, 2011 compared to 3.9 million used in financing activities for the three months ended March 31, 2010. The decrease in net cash used in financing activities was mainly attributable to lower repayments to third parties and increased net proceeds from secured borrowings.

As of March 31, 2011 and December 31, 2010, the Company's banking facilities were composed of the following:

 (All amounts, other than percentages, in thousands of U.S. dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Secured short-term borrowings	$7,225	$6,233
Current maturities of secured long-term borrowings	--	23

	$7,225	$6,256

Secured long-term borrowings
Interest bearing :
- at 14.4% per annum	--	23

	-	23
Less: current maturities	--	(23)

	$-	$--

We had the following financing arrangements as of March 31, 2011, including those with third parties:

  Fujian Shengda Food Co., Ltd entered into a Maximum Amount Mortgage Contract on March 19, 2009 with China Construction Bank Corporation Ltd Songxi Branch to provide a RMB4,130,000, or $618,615 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

  Fujian Shengda Food Co., Ltd entered into a Maximum Amount Mortgage Contract on February 27, 2009 with China Construction Bank Corporation Ltd Songxi Branch to provide a RMB15,160,000, or $2,270,753 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

  Fujian Shengda Food Development Co., Ltd. entered into a Maximum Amount Mortgage Contract on April, 2009 with Industrial and Commercial Bank of China Limited Jianyang Sub-branch to provide a RMB4,710,000, or $705,491 mortgage to secure certain debts owed to Industrial and Commercial Bank of China Limited Jianyang Sub- branch by Fujian Yaxin Food Co., Ltd.

  Fujian Shengda Food Co., Ltd. entered into a Maximum Amount Mortgage Contract on March, 2009 with China Construction Bank Corporation Ltd Songxi Branch to provide a RMB7,840,000, or $1,174,321 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

  Fujian Shengda Import & Export Trading Co., Ltd., an indirectly owned subsidiary of the Company, entered into a Maximum Mortgage Contract on February 27, 2009 with China Construction Bank Corporation Ltd Songxi Branch to provide a RMB29,000,000, or $4,343,788 mortgage guarantee for certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

  Fujian Yaxin Food Co., Ltd entered into a Maximum Amount Loan Contract on April 7, 2010 with Business Department of Jianyang Rural Cooperatives to provide a maximum-amount of RMB2,800,000, or $423,472 loan within the period from April 7, 2010 to April 6, 2011. Borrower shall not misuse the loan and can only use the loan for the purposes as provided in each loan contract, otherwise a penalty interest rate (100% of the loan interest rate) will be charged.

  Fujian Yaxin Food Co., Ltd entered into a Maximum Amount Mortgage Contract on April 7, 2010 with Business Department of Jianyang Rural Cooperatives to provide a maximum-amount of RMB2,800,000, or $423,472 mortgage to secure the maximum-amount loan owed to Jianyang Rural Cooperatives by Fujian Yaxin Food Co., Ltd.

  Fujian Yada Group Co., Ltd. entered into a Credit Line Agreement on July 21, 2010 with Bank of China Limited Nanping Branch whereby Bank of China Limited Nanping Branch provides Fujian Yada Group Co., Ltd. with a credit line of RMB20,000,000, or $2,995,716, for which Mr. Zhan Youdai, Fujian Fulaimeng Wood Technology Co., Ltd., and Songxi Yasheng Food Co., Ltd, and Fujian Yada Group Co., Ltd. provide guarantee.

  Each of Mr. Zhan Youdai, Fujian Fulaimen Wood Technology Co., Ltd. and Songxi Yasheng Food Co., Ltd. entered into a Maximum Guarantee Contract on July 21, 2010 with Bank of China Limited Nanping Branch to guarantee a maximum of RMB20,000,000, or $2,995,716 for debts owed to Bank of China Limited Nanping Branch by Fujian Yada Group Co., Ltd.

  Fujian Yada Group Co., Ltd. entered into a Domestic Commercial Invoice Discounting Agreement on July 21, 2010 with Bank of China Limited Nanping Branch in connection with line of discount RMB20,000,000, or $2,995,716.

  Fujian Yada Group Co., Ltd. entered into a Maximum-amount Mortgage Contract on July 21, 2010 with Bank of China Limited Nanping Branch to secure a maximum loan of RMB4,932,418, or $738,806. Without written content of Bank of China Limited Nanping Branch, Fujian Yada Group Co., Ltd. may not transfer, lease, lend, make financial contribution in form of material object, re-handle, reconstruct or dispose of or in any other manner all or part of the collaterals.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on November 26, 2010 to borrow from China Construction Bank Corporation Ltd Songxi Branch the amount of RMB8,000,000 $1,209,921 for the purpose of capital turnover, and the annual interest rate of the loan shall be 10% higher than the benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from November 26, 2010 to November 26, 2011. Proceeds of the loan may be used for permitted purposes only, otherwise a 100% penalty applies.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on November 26, 2010 with Songxi Sub-branch of Construction Bank of China Co., Ltd. to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd., an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB8,000,000, or $1,209,921.

  Fujian Yada Group Co., Ltd entered into a Mortgage Loan Agreement on February 16, 2010 to borrow from Songxi County rural Credit Cooperative Business Department the amount of RMB6,000,000, or $913,200 for purpose of processing raw materials of agricultural and sideline products, and the monthly interest of the loan shall be 0.793333%. The term of such Mortgage Loan Agreement shall be from February 16, 2010 to August 15, 2011. The loan shall be only used for purposes in accordance with the Mortgage Loan Agreement.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on February 16, 2011 to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd the amount of RMB2,900,000, or $441,380 for purpose of capital turnover, and the annual interest rate of the loan shall be benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from February 16, 2011 to February 16, 2012.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on February 16, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, and indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB2,900,000, or $441,380.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on February 16, 2011 to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd the amount of RMB3,100,000, or $471,820 for purpose of capital turnover, and the annual interest rate of the loan shall be benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from February 16, 2011 to February 16, 2012.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on February 16, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, and indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB3,100,000, or  $471,820.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on March 2, 2011 to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd the amount of RMB5,000,000, or $761,000 for purpose of capital turnover, and the annual interest rate of the loan shall be benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from March 2, 2011 to February 2, 2012.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on March 2, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, and indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB5,000,000, or $761,000.

  Fujian Yada Group Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Sub-branch entered into a Maximum Amount Guarantee Contract on June 28, 2010 to guarantee a maximum of RMB20,000,000, or $3,044,001 for debts within the period from June 28, 2010 to June 27, 2011 owed to the Industrial and Commercial Bank of China Limited Jianyang Sub-branch by Fujian Yaxin Food Group Co., Ltd.

  Fujian Yaxin Food Co., Ltd. entered into a Domestic Factoring Contract on January 31, 2011 to borrow from Industrial and Commercial Bank of China Limited Jianyang Sub-branch the amount of RMB2,600,000, or $395,720 for purpose of capital turnover, and the annual interest rate of the loan shall be benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from January 31, 2011 to the date when Fujian Yaxin Food Co., Ltd fulfills all the obligations under the Domestic Factoring Contract.

The following table summarizes key elements of the aforementioned twenty-two financing arrangements:

Contract	Bank	Borrower/ Mortgager/ Guarantor	Loan/Mortgaged/ Guaranteed Amount	Repayment Term of the Loan/ Repayment Term of the Loan Covered by Mortgage/Guarant ee	Interest Rate	Maturity
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd.	$618,615	March 19, 2009 to March 19, 2012	N/A	March 19, 2012
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd	$2,270,753	February 27, 2009 to February 27, 2012	N/A	February 27, 2012
Maximum Amount Mortgage Contract	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Shengda Food Development Co., Ltd.	$705,491	April 1, 2009 to March 31, 2011	N/A	March 31, 2011

Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd.	$1,174,321	March, 2009 to March 2012	N/A	March 2012
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Import & Export Trading Co., Ltd.	$4,343,788	February 27, 2009 to February 27, 2012	N/A	February 27, 2012
Maximum Amount Loan Contract	Business Department of Jianyang Rural Cooperatives	Fujian Yaxin Food Co., Ltd	$423,472	April 7, 2010 to April 6, 2011	N/A	April 6,2011
Maximum Amount Mortgage Contract	Business Department of Jianyang Rural Cooperatives	Fujian Yaxin Food Co., Ltd	$423,472	April 7, 2010 to April 6, 2011	N/A	April 6, 2011
Credit Line Agreement	Bank of China Limited Nanping Branch	Fujian Yada Group Co., Ltd.	$2,995,716 (credit line)	July 21, 2010 to June 18, 2011	N/A	June 18, 2011
Maximum Guarantee Contract	Bank of China Limited Nanping Branch	Mr. Zhan Youdai, Fujian Fulaimen Wood Technology Co., Ltd. and Songxi Yasheng Food Co., Ltd.	$2,995,716	July 21, 2010 to June 18, 2011	N/A	June 18, 2011
Domestic Commercial Invoice Discounting Agreement	Bank of China Limited Nanping Branch	Fujian Yada Group Co., Ltd.	$2,995,716	July 21, 2010 to June 18, 2011	N/A	June 18, 2011
Maximum-Amount Mortgage Contract	Bank of China Limited Nanping Branch	Fujian Yada Group Co., Ltd.	$738,806	July 21, 2010 to June 18, 2011	N/A	June 18, 2011
RMB Fund Loan Contract	China Construction Bank Corporation Ltd. Songxi Branch	Fujian Yada Group Co., Ltd.	$1,209,921	November 26, 2010 to November 26, 2011	Annual interest rate of the loan shall be 10% higher than the benchmark interest rate announced by the People’s Bank Of China as of the value date	November 26, 2011
Natural Person Guarantee Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Mr. Zhan Youdai and Ms. Zhou Liufeng	$1,209,921	November 26, 2010 to November 26, 2011	N/A	November 26, 2011
Mortgage Loan Agreement	Songxi County Rural Credit Cooperative Business Department	Fujian Yada Group Co., Ltd	$913, 200	February 16, 2010 to August 15, 2011	0.793333% monthly	August 15, 2011
RMB Fund Loan Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$441,380	February 16, 2011 to February 16, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 16, 2012
Natural Person Guarantee Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$441,380	February 16, 2011 to February 16, 2012	N/A	February 16, 2012
RMB Fund Loan Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$471,820	February 16, 2011 to February 16, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 16, 2012

Natural Person Guarantee Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$471,820	February 16, 2011 to February 16, 2012	N/A	February 16, 2012
RMB Fund Loan Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$761,000	March 2, 2011 to February 2, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 2, 2012
Natural Person Guarantee Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$761,000	March 2, 2011 to February 2, 2012	N/A	February 2, 2012
Maximum Amount Guarantee Contract	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yada Group Co., Ltd	$3,044,001	June 28, 2010 to June 27, 2013	N/A	June 27, 2013
Domestic Factoring Contract	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yaxin Food Co., Ltd	$395,720	January 31, 2011 to the date when Fujian Yaxin Food Co., Lt fulfills all the obligations under the Contract	Annual interest rate shall be the benchmark interest rate of the loan announced by the People’s Bank Of China as of the loan issuing day	The date when Fujian Yaxin Food Co., Ltd. fulfills all the obligations under the Contract

Solely for the convenience of the reader, the above amounts were converted from RMB to U.S. dollars at specified rates, as follows: for any contract entered into in the first quarter of 2011, the conversion rate was 6.5703 RMB per dollar; for any contract entered into in 2010, the conversion rate was 6.6120 RMB per dollar; and for any contract entered into 2009, the conversion rate was 6.6762 RMB per dollar.

Many of the financing agreements contain covenants prohibiting us from borrowing “substantial” amounts of money, or leasing or subsequently pledging already pledged assets, without the prior consent of each relevant lender. In addition, we are prohibited from selling a “significant” amount of its assets without prior consent from each relevant lender. The terms “significant” and “substantial” are not defined in the relevant contracts. In assessing our compliance with the financing agreements we have determined that a value exceeding approximately 10% of our total assets, or about $8.8 million as of March 31, 2011, would be significant or substantial and would trigger a requirement to obtain the prior consent of various lenders. However, the lenders may have a different interpretation of the limitation on our ability to borrow money or sell assets, and it may be lower than our understanding of the provisions of the loan agreements. If we were to inadvertently sell assets or borrow money with a value in excess of what our lenders believe is permissible without their consent, they could pursue breach of contract and other claims against us, which could harm our business and reputation.

Contingent Liabilities

We have made a provision of approximately $604,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. We believe that the total potential liabilities include cost of rectifying non-compliance of the social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of the housing fund obligations for full-time employees and temporary workers, and may be as much as $1,499,000. See “Risk Factors—We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” in our annual report on Form 10-K for the year ended December 31, 2010. The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

Our capital expenditures were approximately $0.5 million for the quarter ended March 31, 2011 and $19.5 million for the year ended December 31, 2010. Our capital expenditures were mainly used to acquire property, plant and equipment and land use rights to expand our production capacity. We currently estimate that our aggregate capital expenditures in fiscal year 2011 will be approximately $29 million, which we intend to use primarily for expansion of bamboo forests, constructing additional cold storage and preliminary processing facilities.

Capital Resources

At March 31, 2011 we did not have any unused credit facility that was available to us.

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

Recent Accounting Pronouncements

See Note 3 to our audited consolidated financial statements for the three months ended March 31, 2011 and 2010 beginning on page 13.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

In our annual report on Form 10-K for the period ended December 31, 2010, we identified certain material weaknesses in our internal controls over financial reporting. These weaknesses included:

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

The existence of these material weaknesses could impair our ability to provide timely and accurate financial information.

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

Item 1A.   RISK FACTORS.

You should carefully consider the risk factors discussed in our Report on Form 10-K filed March 31, 2011, as amended, the occurrence of which could materially affect harm our business, financial position and results of operations, before making an investment decision. Such risk factors are incorporated herein by reference.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On February 10, 2011, we issued a warrant to purchase 50,000 shares of common stock to CCG Investor Relations Partners LLC. The warrant is exercisable at a price of $4.00 per share and expires on February 10, 2016. The issuance of the warrant was made in reliance on the exemption provided by Section 4(2) of the Securities Act for theoffer and sale of securities not involving a public offering and Regulation S promulgated under Securities Act.

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

ASIA GREEN AGRICULTURE CORPORATION

Date: May 16, 2011	/s/ Tsang Yin Chiu Stanley
Tsang Yin Chiu Stanley, Chief Financial Officer
(Principal Accounting Officer)

Exhibit
No.	Document Description	Incorporation by Reference

3.1	The Amended and Restated Articles of Incorporation of Asia Green Agriculture Corporation.	Filed as Exhibit 3.1 to the registrant’s Form S- 1/A filed on March 22, 2011

4.5	SMSA Palestine Acquisition Corp. 2010 Stock Incentive Plan.	Filed as Exhibit 4.5 to the registrant’s Form S- 8 filed on February 18, 2011

10.1	English Translation of the Mortgage Loan Agreement dated February 16, 2011 by and between Fujian Yada Group Co., Ltd and Songxi County Rural Credit Cooperative Business Department.	Filed herewith.

10.2	English Translation of the RMB Fund Loan Contract dated February 16, 2011 by and between Fujian Yada Group Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Filed herewith.

10.3	English Translation of the Natural Person Guarantee Contract dated February 16, 2011 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Filed herewith.

10.4	English Translation of the RMB Fund Loan Contract dated February 16, 2011 by and between Fujian Yada Group Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Filed herewith.

10.5	English Translation of the Natural Person Guarantee Contract dated February 16, 2011 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Filed herewith.

10.6	English Translation of the RMB Fund Loan Contract dated March 2, 2011 by and between Fujian Yada Group Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Filed herewith.

10.7	English Translation of the Natural Person Guarantee Contract dated March 2, 2011 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Filed herewith.

10.8	English Translation of the Maximum Amount Guarantee Contract dated June 28, 2010 by and between Fujian Yada Group Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Sub- branch.	Filed herewith.

10.9	English Translation of the Domestic Factoring Contract dated January 31, 2011 by and between Fujian Yaxin Food Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Sub-branch.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.