Form 10-Q/A
period 2011-03-31
Asia Green Agriculture Corp
filed 2011-06-17
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

TABLE OF CONTENTS

EXPLANATORY NOTE

This amendment revises our Form 10-Q filed with the Commission on May 16, 2011 to conform to the changes made as a result of the Staff’s comments regarding our Registration Statement on Form S-1 (No. 333-169486).

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

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

					Accumulated
	Common stock		Additional		other
	No. of		paid-in	Statutory	comprehensive	Retained
	shares	Amount	capital	reserve	income	earnings	Total
Balance, December 31, 2010	36,823,626	$36,824	$17,585,816	$4,572,033	$2,364,628	$34,688,594	$59,247,895
Foreign currency translation adjustments	-	-	-	-	375,083	-	375,083
Net income	-	-	-	-	-	6,001,489	6,001,489
Appropriation to statutory reserve	-	-		830,580	-	(830,580)	-
Share-based compensation	-	-	696,419	-	-	-	696,419
Balance, March 31, 2011	36,823,626	$36,824	$18,282,235	$5,402,613	$2,739,711	$39,859,503	$66,320,886

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2011	2010
Cash flows from operating activities
Net income	$6,001,489	$6,051,717
Adjustments to reconcile net income to net cash (used in) provided by operating activities :-
Depreciation and amortization	298,886	124,245
Gain on disposal of property, plant and equipment	-	(50,210)
Deferred taxes	159,174	116,005
Unrealized gain of forward exchange contracts	(192,296)	(38,845)
Reversal of provision for obsolete inventories	(6,912)	(216,318)
Provision for (reversal of) doubtful debts	65,410	(150,802)
Share-based compensation	696,419	-
Changes in operating assets and liabilities :-
Trade receivables	(4,377,511)	(1,136,236)
Other receivables, prepayments and deposits	1,850,592	(4,911,013)
Inventories	(9,354,797)	2,287,328
Trade payables	1,966,450	745,117
Restricted cash held as collateral for forward exchange contracts	(182,616)	-
Receipts in advance	43,080	(103,380)
Other payables and accrued expenses	2,192,642	603,412
Income tax payable	(68,098)	180,591

Net cash flows (used in) provided by operating activities	(908,088)	3,501,611

Cash flows from investing activities
Payments to acquire and for deposit for acquisition of property, plant and equipment	(429,793)	(210,481)
Proceeds from disposal of property, plant and equipment	-	236,171
Payment to acquire land use rights	(3,351,515)	-
Net cash flows (used in) provided by investing activities	(3,781,308)	25,690

Cash flows from financing activities
Proceeds from secured borrowings	4,346,261	2,438,790
Repayments of secured borrowings	(3,416,441)	(3,963,950)
Increase in loans from third parties	-	455,642
Decrease (increase) in restricted cash held as collateral for bills payable	264,793	(121,717)
(Decrease) increase in bills payable	(882,644)	381,290
Repayments to related parties	(657,191)	(3,055,557)

Net cash flows used in financing activities	(345,222)	(3,865,502)

Effect of foreign currency translation on cash and cash equivalents	58,607	(117)

Net decrease in cash and cash equivalents	(4,976,011)	(338,318)
Cash and cash equivalents - beginning of period	9,988,422	420,801

Cash and cash equivalents – end of period	$5,012,411	$82,483

Supplemental disclosures for cash flow information
Cash paid for :-
Interest, net of capitalized interest	$106,172	$170,738
Income taxes	$17,383	$51,209

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

	Included in the following
	items of condensed
	consolidated	Total fair value measurement
	balance sheets	as of
		March 31,	December 31,
		2011	2010
		(Unaudited)	(Audited)

Derivative financial assets - forward exchange contracts	Other receivables, prepayments and deposits	$26,224	$1,089

Derivative financial liabilities - forward exchange contracts	Other payables and accrued expenses	$533,758	$696,530

	Included in the following
	items of condensed
	consolidated statements of
	income and comprehensive	Three months ended
	income	March 31,
		2011	2010
		(Unaudited)	(Unaudited)
Realized loss recorded - forward exchange contracts		$-	$(6,795)
Unrealized gain recorded - forward exchange contracts		192,296	38,845

Total gain recorded	Other income - net	$192,296	$32,050

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

A summary of share option plan activity for the three-months ended March 31, 2011 is presented as below:

Weigthed
average
		Exercise	Remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	Term	value (1)

Outstanding as of January 1, 2011	-	$-
Granted	3,093,258	4.13
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2011	3,093,258	$4.13	0.9-4.9 years	$-

Exercisable as of March 31, 2011	184,123	$3.94	-	$-

(1)	No aggregate intrinsic value as the weighted average exercise price of options $4.13 is in excess of the values of the Company’s common stock as of March 31, 2011.

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

As of March 31, 2011, there were no unrecognized compensation costs related to the above warrants.

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

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased $1.2 million, or approximately 443%, to $1.5 million for the three months ended March 31, 2011 from $0.3 million for the three months ended March 31, 2011. The increase is mainly attributed to compensation expense of approximately $0.5 million arising from the grant of employee share options; an increase in salaries of approximately $0.1 million; provision for liquidated damages of approximately $0.1 million to certain investors as discussed in Note 20 to our condensed consolidated financial statements filed herewith; professional fees of approximately $0.1 million paid to third-party service providers, including counsel, our investor relations firm and an independent appraisal firm; and compensation expense of approximately $0.1 million arising from the grant of warrants to an investor relations firm that we did not incur during the three months ended March 31, 2010. An increase in travel expense of approximately $0.02 million and other factors also contributed to such increase. As a percentage of net sales, administrative expenses increased to approximately 5.8% for the three months ended March 31, 2011 from 1.2% for the three months ended March 31, 2010.

Net Finance Costs. Our net finance costs decreased to approximately $0 million for the three months ended March 31, 2011 from approximately $0.2 million for the three months ended March 31, 2010. The decrease is mainly due to government subsidies for agricultural producers for interest expenses set off in the amount of approximately $0.1 million. If such government subsidies decrease in the future, interest expense set off will also decrease and the results of our operations and cash flow may be adversely affected; however, we do not expect any such adverse effect to be significant.

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

ASIA GREEN AGRICULTURE CORPORATION

Date: June 17, 2011	/s/ Tsang Yin Chiu Stanley
Tsang Yin Chiu Stanley, Chief Financial Officer
(Principal Accounting Officer)

Exhibit
No.	Document Description	Incorporation by Reference

3.1	The Amended and Restated Articles of Incorporation of Asia Green Agriculture Corporation.	Filed as Exhibit 3.1 to the registrant’s Form S- 1/A filed on March 22, 2011

4.5	SMSA Palestine Acquisition Corp. 2010 Stock Incentive Plan.	Filed as Exhibit 4.5 to the registrant’s Form S- 8 filed on February 18, 2011

10.1	English Translation of the Mortgage Loan Agreement dated February 16, 2011 by and between Fujian Yada Group Co., Ltd and Songxi County Rural Credit Cooperative Business Department.	Filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on May 16, 2011

10.2	English Translation of the RMB Fund Loan Contract dated February 16, 2011 by and between Fujian Yada Group Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed on May 16, 2011

10.3	English Translation of the Natural Person Guarantee Contract dated February 16, 2011 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on May 16, 2011

10.4	English Translation of the RMB Fund Loan Contract dated February 16, 2011 by and between Fujian Yada Group Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed on May 16, 2011

10.5	English Translation of the Natural Person Guarantee Contract dated February 16, 2011 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed on May 16, 2011

10.6	English Translation of the RMB Fund Loan Contract dated March 2, 2011 by and between Fujian Yada Group Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Filed as Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q filed on May 16, 2011

10.7	English Translation of the Natural Person Guarantee Contract dated March 2, 2011 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Filed as Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q filed on May 16, 2011

10.8	English Translation of the Maximum Amount Guarantee Contract dated June 28, 2010 by and between Fujian Yada Group Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Sub- branch.	Filed as Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q filed on May 16, 2011

10.9	English Translation of the Domestic Factoring Contract dated January 31, 2011 by and between Fujian Yaxin Food Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Sub-branch.	Filed as Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q filed on May 16, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.