Form 10-Q
period 2011-06-30
Asia Green Agriculture Corp
filed 2011-08-15
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2011
Common Stock, $0.001 per share	36,823,626 shares

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

-ii-

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
Asia Green Agriculture Corporation Condensed Consolidated Statements of Income and Comprehensive Income For the six months ended June 30, 2011 and 2010 (Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Sales revenue	$20,554,823	$9,996,162	$46,493,819	$32,651,068
Cost of sales	(13,224,347)	(7,134,882)	(31,274,574)	(22,924,662)

Gross profit	7,330,476	2,861,280	15,219,245	9,726,406

Operating expenses
Administrative expenses	1,646,698	343,027	3,141,042	618,470
Selling expenses	563,203	393,192	1,024,498	586,443

	2,209,901	736,219	4,165,540	1,204,913

Income from operations	5,120,575	2,125,061	11,053,705	8,521,493
Government grant income	-	14,189	81,615	30,739
Other (loss) income - net	(144,208)	(84,060)	48,103	150,862
Net finance costs - Note 9	(161,357)	(125,964)	(190,367)	(362,949)

Income before income taxes	4,815,010	1,929,226	10,993,056	8,340,145
Income taxes - Note 8	8,183	191,672	(168,374)	(167,530)

Net income	$4,823,193	$2,120,898	$10,824,682	$8,172,615
Other comprehensive income

Foreign currency translation adjustments	1,113,518	123,536	1,488,601	125,595

Total comprehensive income	$5,936,711	$2,244,434	$12,313,283	$8,298,210

Earnings per share: basic and diluted - Note 10	$0.131	$0.073	$0.294	$0.280
Weighted average number of shares Outstanding: basic and diluted	36,823,626	29,214,043	36,823,626	29,214,043

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation Condensed Consolidated Balance Sheets As of June 30, 2011 and December 31, 2010 (Stated in US Dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$8,783,036	$9,988,422
Restricted cash - Note 4	890,763	941,923
Trade receivables, net - Note 5	20,270,189	20,872,620
Other receivables, prepayments and deposits - Note 6	4,887,813	4,015,880
Inventories - Note 7	26,510,634	15,109,102
Income tax recoverable	37,881	24,754
Deferred tax assets	301,761	364,674

Total current assets	61,682,077	51,317,375
Property, plant and equipment, net - Note 11	12,363,220	11,834,344
Deposit for acquisition of plant and equipment	247,520	241,984
Land use rights - Note 12	16,692,321	17,207,149

TOTAL ASSETS	$90,985,138	$80,600,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Trade payables – Note 4	$3,937,532	$4,996,069
Bills payable - Note 4	-	877,192
Receipts in advance	324,514	169,344
Loans from third parties - Note 16	154,700	151,240
Other payables and accrued expenses - Note 13	4,704,401	8,081,576
Amounts due to related parties - Note 14	412,742	794,199
Secured short-term borrowings - Note 15	8,446,541	6,232,600
Current maturities of secured long-term borrowings - Note 15	-	22,686

Total current liabilities	17,980,430	21,324,906
Deferred tax liabilities	28,214	28,051

TOTAL LIABILITIES	18,008,644	21,352,957
COMMITMENTS AND CONTINGENCIES - Note 20
STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares in 2011 and 2010; none issued and outstanding
Common stock: par value $0.001 per share; authorized
200,000,000 shares as of June 30, 2011 and December 31, 2010;
36,823,626 shares issued and outstanding in 2011 and 2010	36,824	36,824
Additional paid-in capital	19,001,132	17,585,816
Statutory reserve	6,071,495	4,572,033
Accumulated other comprehensive income	3,853,229	2,364,628
Retained earnings	44,013,814	34,688,594

TOTAL STOCKHOLDERS’ EQUITY	72,976,494	59,247,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,985,138	$80,600,852

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (Stated in US Dollars)

					Accumulated
	Common stock		Additional		other
	No. of		paid-in	Statutory	comprehensive	Retained
	shares	Amount	capital	reserve	income	earnings	Total
Balance, December 31, 2010	36,823,626	$36,824	$17,585,816	$4,572,033	$2,364,628	$34,688,594	$59,247,895
Foreign currency translation adjustments	-	-	-	-	1,488,601	-	1,488,601
Net income	-	-	-	-	-	10,824,682	10,824,682
Appropriation to statutory reserve	-	-		1,499,462	-	(1,499,462)	-
Share-based compensation	-	-	1,415,316	-	-	-	1,415,316
Balance, June 30, 2011	36,823,626	$36,824	$19,001,132	$6,071,495	$3,853,229	$44,013,814	$72,976,494

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation Condensed Consolidated Statement of Cash Flows For the six months ended June 30, 2011 and 2010 (Stated in US Dollars)

	Six months ended June 30,
	(Unaudited)
	2011	2010
Cash flows from operating activities
Net income	$10,824,682	$8,172,615
Adjustments to reconcile net income to net cash provided by operating activities :-
Depreciation and amortization	593,065	257,880
Gain on disposal of property, plant and equipment	-	(50,210)
Deferred taxes	68,542	4,624
Unrealized (gain) loss of forward exchange contracts	(27,577)	176,593
Provision for (reversal of) obsolete inventories	23,555	(178,766)
Provision for (reversal of) doubtful debts	76,721	(163,760)
Share-based compensation	1,415,316	-
Changes in operating assets and liabilities :-
Trade receivables	1,050,615	(93,287)
Other receivables, prepayments and deposits	(797,788)	(600,199)
Inventories	(10,917,640)	(1,442,723)
Trade payables	(1,208,294)	1,341,593
Restricted cash held as collateral for forward exchange contracts	(193,397)	-
Receipts in advance	150,109	(1,021,859)
Other payables and accrued expenses	(127,701)	482,297
Income tax recoverable	(11,682)	-
Income tax payable	-	64,328

Net cash flows provided by operating activities	918,526	6,949,126

Cash flows from investing activities
Payments to acquire and for deposit for acquisition of property, plant and equipment	(529,138)	(861,747)
Proceeds from disposal of property, plant and equipment	-	236,171
Payments to acquire land use right	(2,766,368)	-

Net cash flows used in investing activities	(3,295,506)	(625,576)

Cash flows from financing activities
Proceeds from secured borrowings	7,913,285	5,383,523
Repayments of secured borrowings	(5,885,382)	(5,104,812)
Increase in loans from third parties	-	15,696
Decrease in restricted cash held as collateral for bills payable	264,793	70,411
Decrease in bills payable	(882,644)	(234,704)
Repayments to related parties	(388,040)	(3,383,201)

Net cash flows provided by (used in) financing activities	1,022,012	(3,253,087)

Effect of foreign currency translation on cash and cash equivalents	149,582	14,487

Net (decrease) increase in cash and cash equivalents	(1,205,386)	3,084,950
Cash and cash equivalents - beginning of period	9,988,422	420,801

Cash and cash equivalents - end of period	$8,783,036	$3,505,751
Supplemental disclosures for cash flow information
Cash paid for :-
Interest, net of capitalized interest	$117,487	$237,044
Income taxes	$112,049	$98,579

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of June 30, 2011 and December 31, 2010, the Company did not have any balance of gross trade receivables due from individual customer that represented 10% or more of the Company’s gross trade receivables.

During the six months period ended June 30, 2011 and 2010, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

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

The Company enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage its exposure to the foreign currency exchange risk related to the trade receivable denominated in Japanese Yen (“JPY”). The Company does not enter into forward exchange contracts for trading or speculative purposes. In accordance with US GAAP, the forward exchange contracts are considered as “derivatives not designated as hedging instruments”. Therefore, the foreign exchange contracts are recorded at fair value, with the gain or loss on these transactions recorded in the condensed consolidated statements of income and comprehensive income within “other (loss) income - net” in the period in which they occur. As of June 30, 2011 and December 31, 2010, the Company had outstanding forward exchange contracts to sell totaling JPY687,126,090 and JPY667,000,000 respectively with maturities of less than one year.

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

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 2 inputs as of June 30, 2011 and December 31, 2010 :-

Included in the following items
	of condensed consolidated	Total fair value measurement
	balance sheets	as of
		June	December
		30, 2011	31, 2010
		(Unaudited)	(Audited)
Derivative financial assets - forward exchange contracts	Other receivables, prepayments and deposits	$2,338	$1,089

Derivative financial liabilities - forward exchange contracts	Other payables and accrued expenses	$683,655	$696,530

	Included in
	the following
	items of
	condensed
	consolidated
	statements of	Three months ended		Six months ended
	income and comprehensive income	June 30,		June 30,
		2011	2010	2011	2010
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Realized gain (loss) recorded - forward exchange contracts	Other (loss) income - net	$2,535	$4,456	$2,535	$(2,339)
Unrealized gain (loss) recorded - forward exchange contracts	Other (loss) income - net	(164,719)	(215,438)	27,577	(176,593)

Total gain (loss) recorded		$(162,184)	$(210,982)	$30,112	$(178,932)

The Company estimates the fair value of forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the six months period ended June 30, 2011 and 2010.

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

Recently issued accounting pronouncements (cont’d)

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintance implementation guidance related to that criterion. The guidance in this ASU update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU update has no material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The management is assessing the impact of this ASU update on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU updated, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The management is assessing the impact of this ASU update on the Company’s financial statements.

4.	Restricted cash, bills payable and trade payables

	Restricted cash as of June 30, 2011 and December 31, 2010 consist of the following :-
		June 30,	December 31,
		2011	2010
		(Unaudited)	(Audited)
	Bank deposits held as collateral for forward exchange contracts - Note (a)	$890,763	$678,765
	Bank deposits held as collateral for bills payable - Note (b)	-	263,158

		$890,763	$941,923

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

(c)	Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

5.	Trade receivables, net
		June 30,	December 31,
		2011	2010
		(Unaudited)	(Audited)
	Trade receivables	$20,409,027	$20,932,240
	Less : Allowance for doubtful accounts	(138,838)	(59,620)

		$20,270,189	$20,872,620

Trade receivables with carrying value of $2,315,834 and $719,318 as of June 30, 2011 and December 31, 2010 was pledged as collateral under certain loan agreements (see Note 15) respectively.

Provision for (reversal of) doubtful debts of $76,721 and $(163,760) were charged to operations during the six months ended June 30, 2011 and 2010 respectively. During the three months ended June 30, 2011 and 2010, provision for (reversal of) doubtful debts amounted to $14,311 and $(12,958) respectively.

6.	Other receivables, prepayments and deposits

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Prepayments*	$3,544,609	$2,536,078
Deposits	864,155	896,657
Derivative financial assets - forward exchange contracts - Note 3	2,338	1,089
Other receivables	476,711	582,056

	$4,887,813	$4,015,880

* Represents primarily prepayment for the production of fresh produce which are expected to be recorded as cost of sales upon harvest within one year.

7.	Inventories

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Raw materials and packaging materials	$366,942	$38,027
Bamboo and other growing crops	20,497,658	11,695,082
Finished goods	5,680,272	3,386,417

	26,544,872	15,119,526
Less: Provision for obsolete inventories	(34,238)	(10,424)

	$26,510,634	$15,109,102

As of June 30, 2011 and December 31, 2010, the inventories with carrying amount of $888,389 and $746,728 were pledged as collateral under certain loan agreements (see Note 15).

Provision for (Reversal of) obsolete inventories of $23,555 and $(178,766) were charged to operations during the six months ended June 30, 2011 and 2010 respectively. During the three months ended June 30, 2011 and 2010, provision for obsolete inventories amounted to $16,643 and $37,552 respectively.

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

8.	Income taxes (Cont'd)

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

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of June 30, 2011.

9.	Net finance costs

Details of finance costs are summarized as follows :-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Total interest cost incurred	126,102	$77,749	232,274	$248,487
Less: Interest income	(3,470)	(3,158)	(9,737)	(11,443)
Government grant for interest incurred	-	-	(105,050)	-

Net interest cost	122,632	74,591	117,487	237,044
Other finance costs	38,725	51,373	72,880	125,905

	$161,357	$125,964	$190,367	$362,949

10.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. 1,359,113 anti-dilutive warrants and 3,093,258 share options (as adjusted for the Forward Stock Split) were excluded from the calculation of earnings per share for three and six months period ended June 30, 2011. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the reorganization of stockholders’ equity as if the Reorganization occurred as of the beginning of the first period presented and has been adjusted to reflect the Forward Stock Split effected on January 18, 2011.

11.	Property, plant and equipment, net

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Costs :- Buildings	$10,582,556	$10,345,868
Plant and machinery	1,434,620	1,398,711
Motor vehicles	199,774	194,362
Electronic equipment	162,047	131,384
Leasehold improvements	39,077	38,203

	12,418,074	12,108,528
Accumulated depreciation	(2,416,462)	(2,090,087)
Construction in progress	2,361,608	1,815,903

Net	$12,363,220	$11,834,344

(i) During the reporting periods, depreciation charge is included in :-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Cost of sales and overheads of inventories	$129,715	$75,791	$255,361	$153,507
Selling expenses	497	11,451	988	11,904
Administrative expenses	10,211	42,460	19,350	84,620

	$140,423	$129,702	$275,699	$250,031

As of June 30, 2011 and December 31, 2010, buildings and plant and machinery with carrying amount of $8,416,977 and $8,521,316 were pledged as collateral under certain loan and bills payable arrangements, respectively (Note 15).

During the six months ended June 30, 2011, there was no disposal of fixed assets. During the six months ended June 30, 2010, property, plant and equipment with net book value of $185,961 were disposed of at a consideration of $236,171, resulting in a gain of $50,210.

For the six months ended June 30, 2011 and 2010, the Company capitalized interest of Nil and $74,191 to the cost of property, plant and equipment. For the three months ended June 30, 2011 and 2010, the Company capitalized interest of Nil and $34,658 to the cost of property, plant and equipment, respectively.

(ii) Construction in progress :-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

12.	Land use rights
		June 30,	December 31,
		2011	2010
		(Unaudited)	(Audited)
	Land use rights
	- for office premises, production facilities and warehouse	$2,147,491	$2,099,461
	- for growing and plantation	15,092,402	15,329,432
	Accumulated amortization	(547,572)	(221,744)

		$16,692,321	$17,207,149

The Company obtained the land use rights from the relevant PRC land authorities for a period of fifty years to use the lands on which the office premises, production facilities and warehouse of the Company are situated. As of June 30, 2011 and December 2010, land use rights with carrying amounts of $723,134 and $714,963 were pledged as collateral under certain loan arrangements (Note 15).

On the other hand, the Company obtained several land use rights from the relevant PRC local rural village cooperatives for period ranged from twenty to thirty years to use the lands for growing and plantation purpose for producing the Company’s fresh produce.

During the six months ended June 30, 2011 and 2010, amortization amounted to $317,366 and $7,849 respectively. During the three months ended June 30, 2011 and 2010, amortization amounted to $153,756 and $3,933 respectively. The estimated amortization expense for each of the five succeeding years is approximately $223,000 each year.

13.	Other payables and accrued expenses

		June 30,	December 31,
		2011	2010
		(Unaudited)	(Audited)
	Payables for acquisition of land use rights for growing and plantation purpose	$-	$4,048,813
	Withholding tax payable - Note 13(b)	618,800	604,960
	Pension payable - Note 13(a)	682,037	538,427
	Derivative financial liabilities - forward exchange contracts - Note 3	683,655	696,530
	VAT payable	1,255,061	1,127,599
	Salaries payable	182,976	191,434
	Accrued audit fee	107,517	128,554
	Liquidated damage payable - Note 20	443,686	177,507
	Other payables	730,669	567,752

		$4,704,401	$8,081,576

(a)

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

(b)

On March 21, 2009, Yada declared a dividend of RMB20,000,000, of which RMB16,000,000 (equivalent to $2,347,200 as of March 21, 2009) was transferred to amounts due to related parties in accordance with a loan agreement entered into between Mr. Zhan, Madam Liufeng Zhou, Mr. Zhan’s spouse, and the Company. The remaining balance of RMB4,000,000 (equivalent to $618,800 as of June 30, 2011), representing withholding tax payable on dividend declared in accordance with PRC Tax Law, was included in other payables and accrued expenses.

14.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Liufeng Zhou, Mr. Zhan’s spouse, and are interest-free, unsecured and repayable on demand.

15.	Secured borrowings

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Secured short-term borrowings - Note 15(a)	$8,446,541	$6,232,600
Current maturities of secured long-term borrowings	-	22,686

	$8,446,541	$6,255,286

Secured long-term borrowings - Note 15(b) Interest bearing :- at 14.4% per annum	$-	$22,686
Less: current maturities	-	(22,686)

	$-	$-

Notes :-

(a) The weighted-average interest rate on short-term borrowings as of June 30, 2011 and December 31, 2010, were 6.74% and 5.41%, respectively.

(b) Long-term borrowings were repayable as follows :-

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Within one year	$-	$22,686
After one year but within two years	-	-

	$-	$22,686

(c) The amount represents a loan from Financial Bureau, Songxi County of the PRC through an entrusted loan arrangement with a bank.

As of June 30, 2011, the Company’s banking facilities were composed of the following :-

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$8,446,541	$8,446,541	$-

The secured borrowings were secured by the following :-

(i)	The Company’s assets with following carrying values :-
		June 30,	December 31,
		2011	2010
		(Unaudited)	(Audited)
	Property, plant and equipment (Note 11)	$8,416,977	$8,521,316
	Trade receivable (Note 5)	2,315,834	719,318
	Land use rights (Note 12)	723,134	714,963
	Inventories (Note 7)	888,389	746,728

		$12,344,334	$10,702,325

(ii)	Guarantees executed by third parties;

(iii)	Guarantees executed by Mr. Zhan and Liufeng Zhou, Mr. Zhan’s spouse; and

(iv)	Guarantees executed by certain staff of the Company.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

16.	Loans from third parties
		June 30,	December 31,
		2011	2010
		(Unaudited)	(Audited)

	Non-interest bearing	$154,700	$151,240

	All the loans from third parties are unsecured and repayable on demand or within one year.

17.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $158,569 and $104,870 for the six months ended June 30, 2011 and 2010 respectively.

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

Capital commitment

As of June 30, 2011, and December 31, 2010, the Company had capital commitments of $4,167,335 and 4,545,236, respectively, in relation to the construction of new building facility and cold storage facility.

Operating lease commitment

The Company leases certain land lease contracts under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at June 30, 2011 :-

2011	$3,367,157
2012	3,344,270
2013	3,331,000
2014	3,331,000
2015	3,320,687
Thereafter	49,909,881

$66,603,995

Rental expense for operating leases amounted to $1,659,347 and $1,169,276 for the six months ended June 30, 2011 and 2010, respectively, have been recorded in cost of sales and inventories.

Rental expense for operating leases amounted to $829,785 and $591,303 for the three months ended June 30, 2011 and 2010, respectively, have been recorded in cost of sales and inventories.

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

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 0.5% per month of the aggregated amount invested by such investors in the private placement until the registration statement has been filed and/or declared effective, but the maximum amount of liquidated damages is capped at 6% on aggregated amount invested by such investors. In accordance with ASC 450 “Contingencies”, the Company records a liability in the condensed consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. The Registration Statement was declared effective on July 15, 2011 and the provision of liquidated damages was made in an amount of $443,651 as of June 30, 2011 with reference to the effective date of Registration Statement. Liquidated damage of $152,825 and $266,179 was recognized and allocated to administrative expenses for the three and six months ended June 30, 2011, respectively.

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

A summary of share option plan activity for the six months ended June 30, 2011 is presented as below:

	Number of shares	Weigthed average Exercise price per share	Remaining contractual Term	Aggregate intrinsic value (1)
Outstanding as of January 1, 2011	-	$-
Granted	3,093,258	4.13
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2011	3,093,258	$4.13	0.6-4.6 years	$-
Exercisable as of June 30, 2011	184,123	$3.94	-	$-

(1)	No aggregate intrinsic value as the weighted average exercise price of options $4.13 is in excess of the estimate value of the Company’s common stock as of June 30, 2011.

The weighted average grant-date fair value of options granted during 2011 was $1.78 per share. Compensation expense of $1,313,409 arising from abovementioned share options granted was recognized and allocated $1,065,866 to administrative expenses and $247,543 to selling expenses for six months ended June 30, 2011.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Expected volatility	56.80%
Expected dividends	Nil
Expected life	10 years
Risk-free interest rate	3.69%

As of June 30, 2011, there was unrecognized compensation cost of $4,183,411 related to the above non-vested share options which expected to be recognized over approximately 5 years.

Warrant

On February 10, 2011, the Company issued warrants to a service provider the warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share in exchange for investor relation services provided to the Company. These warrants have exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. Compensation expense of $101,907 arising from abovementioned warrants issued was recognized and allocated to administrative expenses for the six months ended June 30, 2011.

The fair value of the above warrants issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Stock price and exercise price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	2.41%

As of June 30, 2011, there was no unrecognized compensation cost related to the above warrants.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There is no inter-segment sales or transfers during the three and six months ended June 30, 2011 and 2010. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2011	2010	2011	2010	2011	2010
Revenue from external customers	$31,840,014	$22,503,208	$14,653,805	$10,147,860	$46,493,819	$32,651,068

Segment profit	$11,032,422	$6,997,500	$4,186,823	$2,728,906	$15,219,245	$9,726,406

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2011	2010	2011	2010	2011	2010
Revenue from external customers	$11,461,636	$7,192,129	$9,093,187	$2,804,033	$20,554,823	$9,996,162

Segment profit	$4,345,097	$1,950,213	$2,985,379	$911,067	$7,330,476	$2,861,280

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Total consolidated revenue	$20,554,823	$9,996,162	$46,493,819	$32,651,068

Total profit for reportable segments	$7,330,476	$2,861,280	$15,219,245	$9,726,406
Unallocated amounts relating to operations :-
Administrative expenses	(1,646,698)	(343,027)	(3,141,042)	(618,470)
Selling expenses	(563,203)	(393,192)	(1,024,498)	(586,443)
Government grant income	-	14,189	81,615	30,739
Other (loss) income - net	(144,208)	(84,060)	48,103	150,862
Net finance costs	(161,357)	(125,964)	(190,367)	(362,949)

Income before income taxes	$4,815,010	$1,929,226	$10,993,056	$8,340,145

All of the Company’s long-live assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
PRC	$19,025,699	$9,211,665	$43,529,607	$30,862,767
Japan	1,529,124	784,497	2,964,212	1,788,301

Total	$20,554,823	$9,996,162	$46,493,819	$32,651,068

During the reporting periods, no individual customer represented 10% or more of the Company’s consolidated revenue.

23.	Related party transactions

Apart from the transactions as disclosed in notes 14 and 15 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the six months ended June 30, 2011 and 2010.

24.	Subsequent events

The Company evaluated all events or transactions that occurred after June 30, 2011 through the date the financial statements were issued and has determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

OVERVIEW

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. Bamboo shoot products accounted for approximately 52% of our revenue in 2010 and 68% of our revenue in the first six months of 2011, while fresh vegetables and fruit accounted for approximately 28% and 17% of revenue, processed vegetables for 7% and 8% of revenue, and bamboo wood for 13% and 7% of revenue, respectively.

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

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as the Japanese market. We derived approximately 94% of our revenue in 2010 and in the first six months of 2011 in China and approximately 6% in Japan.

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
  Increase our cold storage capacity.
  Further enhance our brand recognition.

The table below summarizes our planting bases as of December 31, 2010 and June 30, 2011.

	December 31, 2010	June 30, 2011
Bamboo forest	30,500 acres	30,100 acres
	(123.43 square kilometers)	(121.81square kilometers)
Vegetables & Fruits	12,500 acres	12,500 acres
	(50.59 square kilometers)	(50.59 square kilometers)

Overall, our gross margins for the six months ended June 30, 2011 were 33%, as compared to our gross margins of 30% for the six months ended June 30, 2010. Our gross margin increased because of sales of our higher gross margin bamboo wood made in the six months ended June 30, 2011 as compared to no sales of bamboo wood made in the six months ended June 30, 2010, and increased sales of our higher gross margin high PH bamboo shoots made in the six months ended June 30, 2011 when compared to the corresponding year ago period. Our high PH bamboo shoots maintain freshness and are generally sold in the "off season," when fresh bamboo shoots are not available. The season of fresh bamboo shoots is from December to April. Historically, we have generally sold bamboo wood in the second half of the year, and consistent with this practice made no sales of bamboo wood in the first quarter. Through our research and development initiatives we plan to introduce at least one or two new products per year with the potential capture higher gross margins and improve profitability.

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of internal sales team members, outside sales agents and markets served at December 31, 2010 and June 30, 2011.

	December 31, 2010	June 30, 2011
Internal Sales Team Members	56	58
Distributors	100	137

During the remainder of 2011, we plan to expand our sales network domestically, with our focus on the cities of Jinan, Nanjing, Beijing, Tianjin and Harbin. We have no immediate plans to expand our international sales presence beyond Japan.

We had a 6,000 metric ton cold storage facility as at June 30, 2011 for storing fresh and semi-finished products. We are adding an additional 5,500 metric ton cold storage facility in order to meet the requirements of our existing products and the anticipated need for storage as a result of our recent new product launches. As of June 30, 2011, the construction work was underway.

We have been gaining brand recognition in China, especially in Fujian Province. At June 30, 2011 we had expanded our sales to approximately 1,200 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets. We are also opening Yada-branded distribution locations. We have opened five locations and plan to continue opening additional centers in select locations in China.

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

Net sales for the first six months of 2011 were $46.5 million, an increase of approximately 42% over net sales in the first six months of 2010. Net income for the first six months of 2011 was $10.8 million, an increase of approximately 32%, compared to the six months ended June 30, 2010.

CRITICAL ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of June 30, 2011, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States Dollars and Japanese Yen.

Restricted cash

Deposits in banks pledged as securities for bills payable and forward foreign currency exchange contracts are restricted cash. (See Note 4 to the Consolidated Financial Statements for a discussion of deposits that are classified as restricted cash under current assets).

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

Based on the above assessment, during the reporting periods, we established the general provisioning policy to make an allowance equivalent to 30% of gross amount of trade receivables due between one and two years and 100% of gross amount of accounts receivable due over 2 years. Additional specific provision is made against trade receivables whenever they are considered to be doubtful. Bad debts are written off when identified.

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

We file separate tax returns in the United States and China. Income taxes of our PRC operating subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Asia Green Agriculture Corporation, applicable U.S. tax laws are followed. We expect that the tax rate of 25% currently applicable to our Fujian Yada operating subsidiary will remain unchanged in the remainder of 2011.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)
	For the three months		For the three months
Item	ended		ended
	June 30, 2011		June 30, 2010
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales
Net sales	$20,554	100%	$9,996	100%
Cost of sales	(13,224)	(64)%	(7,135)	(71)%
Gross profit	7,330	36%	2,861	29%
Selling and administrative expenses	(2,210)	(11)%	(736)	(7)%
Operating income	5,120	25%	2,125	21%
Government grant income	-	-	14	-
Other income (loss) - net	(144)	(1)%	(84)	(1)%
Net finance costs	(161)	(1)%	(126)	(1)%
Income before income taxes	4,815	23%	1,929	19%
Income taxes	8	-	192	2%
Net income	4,823	23%	2,121	21%

The functional currency of the Company is RMB; however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.4927 to $1 for the three months ended June 30, 2011 and the rate of RMB 6.8152 to $1 for the three months ended June 30, 2010.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the three months ended June 30, 2011, our net sales were $20.6 million compared to $10.0 million for the same period last year, an increase of $10.6 million or approximately 106%. The increase was primarily due to increased sales volume resulting from higher production capacity from our expanded planting bases. Of such increase, approximately $9.7 million was attributable to increased sales volume of our products and approximately $0.9 million due to higher average selling prices of our products.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the three months ended June 30, 2011 our cost of sales were $13.2 million compared to $7.1 million for the same period last year, an increase of $6.1 million or approximately 85%. This increase was primarily due to higher sales volume. As a percentage of net sales, our cost of sales decreased to approximately 64% for the three months ended June 30, 2011 from approximately 71% for the three months ended June 30, 2010.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $7.3 million for the three months ended June 30, 2011 compared to $2.9 million for the same period last year, an increase of $4.4 million or approximately 156 percent. Gross profit as a percentage of net sales was approximately 36% and 29% for the three months ended June 30, 2011 and 2010, respectively. Our gross margin increased primarily due to an increase in sales of higher margin products such as bamboo wood and high PH bamboo shoots. The gross margin of our high PH bamboo shoots was approximately 83% and 82% for the three months ended June 30, 2011 and 2010, respectively. The gross margins of our bamboo wood were approximately 76% in the second quarter of 2011, while no sales of bamboo wood were made in the corresponding period in 2010.

Selling and Administrative Expenses. Our selling and administrative expenses increased $1.5 million, or approximately 200%, to $2.2 million for the three months ended June 30, 2011 from $0.7 million for the three months ended June 30, 2010.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses increased to $0.6 million for the three months ended June 30, 2011, from $0.4 million for the three months ended June 30, 2010. As a percentage of net sales, selling expenses for the three months ended June 30, 2011 were approximately 3% of net sales, as compared to 4% for the three months ended June 30, 2010. The dollar increase of our selling expenses is primarily attributable to employee share options granted, and to a lesser extent to the increase in expenses associated with our sales expansion in Chinese domestic market.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased $1.3 million, or approximately 380%, to $1.6 million for the three months ended June 30, 2011 from $0.3 million for the three months ended June 30, 2011. The increase is mainly attributed to compensation expense of approximately $0.6 million arising from the grant of employee share options; an increase in salaries of approximately $0.3 million and bad debts expenses of approximately $0.3 million. As a percentage of net sales, administrative expenses increased to approximately 8% for the three months ended June 30, 2011 from 3% for the three months ended June 30, 2010.

Net Finance Costs. Our net finance costs increased to approximately $0.2 million for the three months ended June 30, 2011 from approximately $0.1 million for the three months ended June 30, 2010. The increase is mainly due to an increase in average bank loan balances.

Income Taxes. We had income tax credit of approximately $0 million for the three months ended June 30, 2011, as compared to approximately $0.2 million for the three months ended June 30, 2010. This slight decrease was primarily attributable to our decreased taxable loss for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Net Income. Our net income increased by $2.7 million or approximately 127%, to $4.8 million for the three months ended June 30, 2011. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Six months Ended June 30, 2011 Compared to Six months Ended June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the six months			For the six months
Item	ended			ended
	June 30, 2011			June 30, 2010
(Unaudited)	(As reported)			(As reported)
	In	As a		In	As a
	Thousands	Percentage		Thousands	Percentage
		of			of
		Net Sales			Net Sales
Net Sales	$46,493	100%		$32,651	100%
Cost of Sales	(31,274)	(67%	)	(22,925)	(70%	)
Gross profit	15,219	33%		9,726	30%
Selling and administrative expenses	(4,166)	(9%	)	(1,205)	(4%	)
Operating income	11,053	24%		8,521	26%
Government Grant Income	82	-		31	-
Other net income / (loss)	48	-		151	-
Net finance costs	(190)	(1%	)	(363)	(1%	)
Income before income taxes	10,993	23%		8,340	26%
Income tax (provision) credit	(169)	-		(167)	-
Net income	10,824	23%		8,173	25%

The functional currency of the Company is RMB; however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.5313 to $1 for the six months ended June 30, 2011 and the rate of RMB 6.8171 to $1 for the six months ended June 30, 2010.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the six months ended June 30, 2011, our net sales were $46.5 million compared to $32.7 million for the same period last year, an increase of $13.8 million or approximately 42%. The increase was primarily due to increased sales volume resulting from higher production capacity from our expanded planting bases. Of such increase, approximately $11.9 million was attributable to increased sales volume of our products, while approximately $1.9 million was due to higher average selling prices of our products.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the six months ended June 30, 2011 our cost of sales were $31.3 million compared to $22.9 million for the same period last year, an increase of $8.4 million or approximately 36%. This increase was primarily due to higher sales volume. As a percentage of net sales, our cost of sales decreased to approximately 67% for the six months ended June 30, 2011 from approximately 70% for the six months ended June 30, 2010.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $15.2 million for the six months ended June 30, 2011 compared to $9.7 million for the same period last year, an increase of $5.5 million or approximately 56%. Gross profit as a percentage of net sales was approximately 33% and 30% for the six months ended June 30, 2011 and 2010, respectively. Our gross margin increased primarily due to an increase in sales of higher margin products such as bamboo wood and high PH bamboo shoots. The gross margin of our high PH bamboo shoots was approximately 82% and 82% for the six months ended June 30, 2011 and 2010, respectively. The gross margin of our bamboo wood was approximately 76% in the six months ended June 30, 2011, while no sales of bamboo wood were made in the corresponding period in 2010.

Selling and Administrative Expenses. Our selling and administrative expenses increased $3.0 million, or approximately 246%, to $4.2 million for the six months ended June 30, 2011 from $1.2 million for the six months ended June 30, 2010.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses increased to $1.0 million for the six months ended June 30, 2011, from $0.6 million for the six months ended June 30, 2010. As a percentage of net sales, selling expenses for the six months ended June 30, 2011 were approximately 2.2% of net sales, as compared to 1.8% for the six months ended June 30, 2010. Both the dollar and percentage increase of our selling expenses is primarily attributable to the increase in the expenses associated with our sales expansion in Chinese domestic market, and to a lesser extent to employee share options granted.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased $2.5 million, or approximately 407%, to $3.1 million for the six months ended June 30, 2011 from $0.6 million for the six months ended June 30, 2011. The increase is mainly attributed to compensation expense of approximately $1.1 million arising from the grant of employee share options; an increase in salaries of approximately $0.5 million; bad debts expense of approximately $0.3 million; provision for liquidated damages of approximately $0.3 million to certain investors as discussed in Note 20 to our condensed consolidated financial statements filed herewith; professional fees of approximately $0.1 million paid to third-party service providers, including counsel, our investor relations firm and an independent appraisal firm; and compensation expense of approximately $0.1 million arising from the grant of warrants to an investor relations firm that we did not incur during the six months ended June 30, 2010. As a percentage of net sales, administrative expenses increased to approximately 6.8% for the six months ended June 30, 2011 from 1.9% for the six months ended June 30, 2010.

Net Finance Costs. Our net finance costs decreased to approximately $0.2 million for the six months ended June 30, 2011 from approximately $0.4 million for the six months ended June 30, 2010. The decrease is mainly due to government subsidies for agricultural producers for interest expenses set off in the amount of approximately $0.1 million. If such government subsidies decrease in the future, interest expense set off will also decrease and the results of our operations and cash flow may be adversely affected; however, we do not expect any such adverse effect to be significant.

Income Taxes. We had income taxes of $0.2 million for the six months ended June 30, 2011, as compared to $0.2 million for the six months ended June 30, 2010. This was primarily attributable to our similar level of taxable profit for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Net Income. Our net income increased by $2.6 million or approximately 32%, to $10.8 million for the six months ended June 30, 2011. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of approximately $8.8 million, compared to approximately $10.0 million for December 31, 2010. Our accounts receivable at June 30, 2011 were $20.3 million, compared to $20.9 million at December 31, 2010. Our days’ sales outstanding decreased to 79 days as at June 30, 2011 from 106 days as at December 31, 2010. The decrease was primarily due to a higher proportion of our total revenue being derived from sales of fresh products, which generally have a shorter payment cycle during the three months ended June 30 2011 as compared to the three months ended 31 December 2010. We finished the second quarter with working capital of $61.7 million, compared to $51.3 million at December 31, 2010.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)
	Six months Ended		Year Ended
	June 30,		December 31
	(Unaudited)		(Audited)
	2011	2010	2010	2009
Net cash provided by (used in) operating activities	$919	$6,949	$15,409	$1,235
Net cash provided by (used in) investing activities	(3,296)	(626)	(15,299)	(2,026)
Net cash provided by (used in) financing activities	1,022	(3,253)	9,043	1,129
Effect of exchange rate on cash and cash equivalents	150	14	414	--
Cash and cash equivalents at the beginning of the period	9,988	421	421	83
Cash and cash equivalents at the end of the period	8,783	3,506	9,988	421

Cash Flows from Operating Activities.

Net cash provided by operating activities was $0.9 million for six months ended June 30, 2011, compared to $6.9 million provided by operating activities for six months ended June 30, 2010. The change was primarily attributable to increase in inventories.

Our days' sales outstanding decreased to 79 days as at June 30, 2011 from 106 days as at December 31, 2010. The decrease was due to a higher proportion of our total revenue being derived from sales of fresh products, which generally have a shorter payment cycle than processed products.

Cash Flows from Investing Activities.

Net cash used in investing activities for the six months ended June 30, 2011 was $3.3 million compared to $0.6 million for the six months ended June 30, 2010. The increase of net cash used in investing activities was primarily attributable to payments on the outstanding balance due in relation to prior expansion of planting bases and production facilities. During the six months ended June 30, 2011 we invested $0.5 million to acquire property, plant and equipment and an additional $2.8 million in payments on the outstanding balance due in relation to previously acquired land use rights.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $1.0 million in the six months ended June 30, 2011 compared to $3.3 million used in financing activities for the six months ended June 30, 2010. The increase in net cash provided by financing activities was mainly attributable to lower repayments to third parties and increased net proceeds from secured borrowings.

As of June 30, 2011 and December 31, 2010, the Company's banking facilities were composed of the following:

(All amounts, other than percentages, in thousands of U.S. dollars)
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Secured short-term borrowings	$8,447	$6,233
Current maturities of secured long-term borrowings	--	23
	$8,447	$6,256
Secured long-term borrowings
Interest bearing :
- at 14.4% per annum	--	23
	-	23
Less: current maturities	--	(23)
	$-	$--

We had the following financing arrangements as of June 30, 2011, including those with third parties:

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

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on November 26, 2010 to borrow from China Construction Bank Corporation Ltd Songxi Branch the amount of RMB8,000,000 or $1,209,921 for the purpose of capital turnover, and the annual interest rate of the loan shall be 10% higher than the benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from November 26, 2010 to November 26, 2011. Proceeds of the loan may be used for permitted purposes only, otherwise a 100% penalty applies.

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

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on February 15, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, and indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB2,900,000, or $441,380.

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

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on February 15, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, and indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB3,100,000, or $471,820.

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

  Fujian Yaxin Food Co., Ltd. entered into a Domestic Factoring Contract on January 31, 2011 to borrow from Industrial and Commercial Bank of China Limited Jianyang Sub-branch the amount of RMB2,600,000, or $395,720 for purpose of capital turnover, and the annual interest rate of the loan shall be benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such Contract shall be from January 31, 2011 to the date when Fujian Yaxin Food Co., Ltd fulfills all the obligations under the Domestic Factoring Contract.

  Fujian Yaxin Food Co., Ltd. entered into a Small Business Loan Agreement on April 6, 2011 to borrow from Industrial and Commercial Bank of China Limited Jianyang Sub-branch the amount of RMB5,000,000, or $773,503 for purpose of purchasing financial resources and materials, and the annual interest rate of the loan shall be 6.941%. The term of the Agreement shall be from April 6, 2011 to April 5, 2012.

  Fujian Yaxin Food Co., Ltd. entered into a Maximum Amount Liquid Fund Loan Contract on May 5, 2011 to borrow from Jianyang City Rural Credit Cooperative Union Business Department the amount of RMB2,000,000, or $309,401 for purpose of purchasing financial resources and materials, and the monthly interest rate of the loan shall be 10.908%. . The term of the Agreement shall be from May 5, 2011 to May 4, 2012.

The following table summarizes key elements of the aforementioned seventeen financing arrangements:

Contract	Bank	Borrower/ Mortgager/ Guarantor	Loan/ Mortgaged/ Guaranteed Amount	Repayment Term of the Loan/ Repayment Term of the Loan Covered by Mortgage/ Guarantee	Interest Rate	Maturity
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd.	$618,615	March 19, 2009 to March 19, 2012	N/A	March 19, 2012
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd	$2,270,753	February 27, 2009 to February 27, 2012	N/A	February 27, 2012
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd.	$1,174,321	March, 2009 to March 2012	N/A	March 2012
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Import & Export Trading Co., Ltd.	$4,343,788	February 27, 2009 to February 27, 2012	N/A	February 27, 2012
RMB Fund Loan Contract	China Construction Bank Corporation Ltd. Songxi Branch	Fujian Yada Group Co., Ltd.	$1,209,921	November 26, 2010 to November 26, 2011	Annual interest rate of the loan shall be 10% higher than the benchmark interest rate announced by the People’s Bank Of China as of the value date	November 26, 2011
Natural Person Guarantee Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Mr. Zhan Youdai and Ms. Zhou Liufeng	$1,209,921	November 26, 2010 to November 26, 2011	N/A	November 26, 2011
Mortgage Loan Agreement	Songxi County Rural Credit Cooperative Business Department	Fijian Yada Group Co., Ltd	$913, 200	February 16, 2010 to August 15, 2011	0.793333% monthly	August 15, 2011
RMB Fund Loan Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fijian Yada Group Co., Ltd	$441,380	February 16, 2011 to February 16, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 16, 2012
Natural Person Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$441,380	February 16, 2011 to February 16, 2012	N/A	February 16, 2012

RMB Fund Loan Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$471,820	February 16, 2011 to February 16, 2012	Annual interest rate shall be the benchmark interest rate announced by the People's Bank Of China as of the value date	February 16, 2012
Natural Person Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$471,820	February 16, 2011 to February 16, 2012	N/A	February 16, 2012
RMB Fund Loan Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$761,000	March 2, 2011 to February 2, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 2, 2012
Natural Person Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$761,000	March 2, 2011 to February 2, 2012	N/A	February 2, 2012
Maximum Amount Guarantee Contract	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yada Group Co., Ltd	$3,044,001	June 28, 2010 to June 27, 2013	N/A	June 27, 2013
Domestic Factoring Contract	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yaxin Food Co., Ltd	$395,720	January 31, 2011 to the date when Fujian Yaxin Food Co., Lt fulfills all the obligations under the Contract	Annual interest rate shall be the benchmark interest rate of the loan announced by the People’s Bank Of China as of the loan issuing day	The date when Fujian Yaxin Food Co., Ltd. fulfills all the obligations under the Contract
Small Business Loan Agreement	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yaxin Food Co., Ltd	$773,503	April 6, 2011 to April 5, 2012	6.941% annual	April 5, 2012
Maximum Amount Liquid Fund Loan Contract	Jianyang City Rural Credit Cooperative Union Business Department	Fujian Yaxin Food Co., Ltd	$309,401	May 5, 2011 to May 4, 2012	10.908 ‰ monthly	May 4, 2012

Solely for the convenience of the reader, the above amounts were converted from RMB to U.S. dollars at specified rates, as follows: for any contract entered into in the second quarter of 2011, the conversion rate was 6.4641 RMB per dollar; for any contract entered into in the first quarter of 2011, the conversion rate was 6.5703 RMB per dollar; for any contract entered into in 2010, the conversion rate was 6.6120 RMB per dollar; and for any contract entered into 2009, the conversion rate was 6.6762 RMB per dollar.

Many of the financing agreements contain covenants prohibiting us from borrowing “substantial” amounts of money, or leasing or subsequently pledging already pledged assets, without the prior consent of each relevant lender. In addition, we are prohibited from selling a “significant” amount of its assets without prior consent from each relevant lender. The terms “significant” and “substantial” are not defined in the relevant contracts. In assessing our compliance with the financing agreements we have determined that a value exceeding approximately 10% of our total assets, or about $9.1 million as of June 30, 2011, would be significant or substantial and would trigger a requirement to obtain the prior consent of various lenders. However, the lenders may have a different interpretation of the limitation on our ability to borrow money or sell assets, and it may be lower than our understanding of the provisions of the loan agreements. If we were to inadvertently sell assets or borrow money with a value in excess of what our lenders believe is permissible without their consent, they could pursue breach of contract and other claims against us, which could harm our business and reputation.

Contingent Liabilities

We have made a provision of approximately $682,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. We believe that the total potential liabilities include cost of rectifying non-compliance of the social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of the housing fund obligations for full-time employees and temporary workers, and may be as much as $1,721,000. See “Risk Factors—We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” in our annual report on Form 10-K for the year ended December 31, 2010. The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

Our capital expenditures were approximately $0.3 million for the quarter ended June 30, 2011, 0.9 million for the six months ended June 30, 2011 and $19.5 million for the year ended December 31, 2010. Our capital expenditures were mainly used to acquire property, plant and equipment and land use rights to expand our production capacity. We currently estimate that our aggregate capital expenditures in fiscal year 2011 will be approximately $29 million, which we intend to use primarily for expansion of bamboo forests, constructing additional cold storage and preliminary processing facilities.

Capital Resources

At June 30, 2011, we did not have any unused credit facility that was available to us.

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditures and working capital requirements for at least the next 12 months. However, our cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue.

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

Recent Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements for the six months ended June 30, 2011 and 2010 beginning on page 12.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

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

We are in the process of implementation of additional internal control procedures to remediate the identified material weaknesses. We have completed the set up of internal control procedures for improvement of problems specified in items 1 and 2 above. We shall continue to hire external professional consultants to evaluate our internal control system.

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

None.

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

ASIA GREEN AGRICULTURE CORPORATION

Date: August 15, 2011	/s/ Tsang Yin Chiu Stanley
Tsang Yin Chiu Stanley, Chief Financial Officer
(Principal Accounting Officer)

Exhibit No.	Document Description	Incorporation by Reference
10.1	English Translation of the Small Business Loan Agreement dated April 6, 2011 by and between Fujian Yaxin Food Co. Ltd and Industrial and Commercial Bank of China Limited, Jianyang Branch.	Exhibit 10.60 to Amendment No. 10 to the registrant's registration statement on Form S-1 filed with the Commission on June 17, 2011.
10.2

English Translation of the Maximum Amount Liquid Fund Loan Contract dated May 5, 2011 by and between Fujian Yaxin Food Co., Ltd. and the Jianyang City Rural Credit Cooperative Union Business Department.

Exhibit 10.61 to Amendment No. 10 to the registrant's registration statement on Form S-1 filed with the Commission on June 17, 2011.
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