Form 10-Q
period 2011-09-30
Asia Green Agriculture Corp
filed 2011-11-14
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes [X] No [   ]

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
Yes [  ] No [ X ]

As of November 1, 2011, the issuer had 36,823,626 shares of common stock outstanding.

ASIA GREEN AGRICULTURE CORPORATION
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2011

TABLE OF CONTENTS

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These forward-looking statements are identified by, among other things, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets" and similar expressions. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Sales revenue	$29,634,611	$18,003,393	$76,128,430	$50,654,461
Cost of sales	(14,695,955)	(8,459,489)	(45,970,529)	(31,384,151)
Gross profit	14,938,656	9,543,904	30,157,901	19,270,310
Operating expenses
Administrative expenses	1,072,433	284,926	4,213,475	903,396
Selling expenses	467,239	455,727	1,491,737	1,042,170
	1,539,672	740,653	5,705,212	1,945,566
Income from operations	13,398,984	8,803,251	24,452,689	17,324,744
Government grant income	4,900	8,277	86,515	39,016
Other (loss) income - net	(383,364)	(125,470)	(335,261)	25,392
Net finance costs - Note 9	(228,786)	(336,892)	(419,153)	(699,841)
Income before income taxes	12,791,734	8,349,166	23,784,790	16,689,311
Income taxes - Note 8	2,579	88,219	(165,795)	(79,311)
Net income	$12,794,313	$8,437,385	$23,618,995	$16,610,000
Other comprehensive income
Foreign currency translation adjustments	878,820	843,372	2,367,421	968,966
Total comprehensive income	$13,673,133	$9,280,757	$25,986,416	$17,578,966
Earnings per share: basic and diluted - Note 10	$0.347	$0.258	$0.641	$0.547
Weighted average number of shares
outstanding: basic and diluted	36,823,626	32,688,333	36,823,626	30,384,865

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,748,299	$9,988,422
Restricted cash - Note 4	1,532,455	941,923
Trade receivables, net - Note 5	30,715,755	20,872,620
Other receivables, prepayments and deposits - Note 6	7,723,825	4,015,880
Inventories - Note 7	24,334,559	15,109,102
Income tax recoverable	65,477	24,754
Deferred tax assets	350,627	364,674
Total current assets	72,470,997	51,317,375
Property, plant and equipment, net - Note 11	12,745,318	11,834,344
Deposit for acquisition of plant and equipment	250,400	241,984
Land use rights - Note 12	23,702,676	17,207,149
TOTAL ASSETS	$109,169,391	$80,600,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Trade payables – Note 4	$4,572,130	$4,996,069
Bills payable - Note 4	1,565,000	877,192
Receipts in advance	410,232	169,344
Loans from third parties - Note 16	156,500	151,240
Other payables and accrued expenses - Note 13	5,851,345	8,081,576
Amounts due to related parties - Note 14	438,166	794,199
Secured short-term borrowings - Note 15	8,760,577	6,232,600
Current maturities of secured long-term borrowings - Note 15	-	22,686
Total current liabilities	21,753,950	21,324,906
Deferred tax liabilities	28,301	28,051
TOTAL LIABILITIES	21,782,251	21,352,957
COMMITMENTS AND CONTINGENCIES - Note 20
STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares in 2011 and 2010; none issued and outstanding
Common stock: par value $0.001 per share; authorized 200,000,000 shares as of September 30, 2011 and December 31, 2010; 36,823,626 shares issued and outstanding in 2011 and 2010	36,824	36,824
Additional paid-in capital	19,738,645	17,585,816
Statutory reserve	7,549,903	4,572,033
Accumulated other comprehensive income	4,732,049	2,364,628
Retained earnings	55,329,719	34,688,594
TOTAL STOCKHOLDERS’ EQUITY	87,387,140	59,247,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,169,391	$80,600,852

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

					Accumulated
	Common stock		Additional		other
	No. of		paid-in	Statutory	comprehensive	Retained
	shares	Amount	capital	reserve	income	earnings	Total
Balance, December 31, 2010	36,823,626	$36,824	$17,585,816	$4,572,033	$2,364,628	$34,688,594	$59,247,895
Foreign currency translation adjustments	-	-	-	-	2,367,421	-	2,367,421
Net income	-	-	-	-	-	23,618,995	23,618,995
Appropriation to statutory reserve	-	-	-	2,977,870	-	(2,977,870)	-
Share-based compensation	-	-	2,152,829	-	-	-	2,152,829
Balance, September 30, 2011	36,823,626	$36,824	$19,738,645	$7,549,903	$4,732,049	$55,329,719	$87,387,140

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

	Nine months ended September 30,
	(Unaudited)
	2011	2010
Cash flows from operating activities
Net income	$23,618,995	$16,610,000
Adjustments to reconcile net income to net cash provided by operating activities :-
Depreciation and amortization	903,693	424,768
Loss (gain) on disposal of property, plant and equipment	2,202	(50,210)
Deferred taxes	23,039	(58,890)
Unrealized loss of forward exchange contracts	357,146	412,954
Provision for (reversal of) obsolete inventories	50	(165,178)
Provision for (reversal of) doubtful debts	351,226	(168,266)
Share-based compensation	2,152,829	-
Changes in operating assets and liabilities :-
Trade receivables	(9,412,728)	(9,789,017)
Other receivables, prepayments and deposits	(3,573,604)	707,100
Inventories	(8,414,678)	583,639
Trade payables	(620,594)	1,334,296
Restricted cash held as collateral for forward exchange contracts	(354,895)	(137,547)
Receipts in advance	231,884	(1,020,604)
Other payables and accrued expenses	724,258	897,217
Income tax recoverable	(38,782)	-
Income tax payable	-	5,139
Net cash flows provided by operating activities	5,950,041	9,585,401
Cash flows from investing activities
Payments to acquire and for deposit for acquisition of property, plant and equipment	(911,855)	(2,915,705)
Proceeds from disposal of property, plant and equipment	-	236,171
Payments to acquire land use right	(9,917,775)	(5,346,526)
Net cash flows used in investing activities	(10,829,630)	(8,026,060)
Cash flows from financing activities
Proceeds from secured borrowings	10,611,863	7,736,612
Repayments of secured borrowings	(8,368,643)	(8,388,192)
Decrease in loans from third parties	-	(797,754)
Increase in restricted cash held as collateral for bills payable	(203,747)	(64,178)
Increase in bills payable	679,156	238,576
Proceeds from issue of common stock of Misaky and Sino Oriental	-	50,387
Cash received from private placement	-	13,717,205
Repayments to related parties	(366,574)	(3,321,853)
Net cash flows provided by financing activities	2,352,055	9,170,803
Effect of foreign currency translation on cash and cash equivalents	287,411	175,261
Net (decrease) increase in cash and cash equivalents	(2,240,123)	10,905,405
Cash and cash equivalents - beginning of period	9,988,422	420,801
Cash and cash equivalents - end of period	$7,748,299	$11,326,206
Supplemental disclosures for cash flow information
Cash paid for :-
Interest, net of capitalized interest	$257,331	$597,948
Income taxes	$182,072	$133,062

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

(iv)

Fujian Yada was established in the PRC on February 6, 2001 as a limited liability company. The then paid up capital of Renminbi (“RMB”) 30,000,000 was held as to 97% by Mr. Zhan and 3% by Madam Liufeng Zhou, Mr. Zhan’s spouse respectively and was transferred to Misaky on May 26, 2010 as stated in Note 2(iv). On August 26, 2010, Fujian Yada increased its paid up capital to RMB118,000,000. The principal activities of Fujian Yada are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

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

(xii)

Jianyang Yaxin Agriculture and Forestry Development Co., Ltd. (“Jianyang Yaxin”) was established in the PRC on October 12, 2010 as a limited liability company with registered and paid up capital of RMB2,000,000 and is wholly owned subsidiary of Fujian Yaxin. The principal activities of Jianyang Yaxin are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

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

3.	Summary of significant accounting policies

Basis of consolidation and presentation

Before and immediately after the completion of the Reorganization, the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda were under the common control of Mr. Zhan and his spouse, Madam Liufeng Zhou. Accordingly, accounting for recapitalization is adopted for the preparation of the condensed consolidated financial statements to present the combined results of operations and financial position of the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda as if the current group structure, which means that Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda are wholly owned subsidiaries of the Company, had been in existence at the beginning of the reporting period. The 29,214,043 shares (as adjusted for the Forward Stock Split) of the Company’s common stock issued for the RTO are deemed the opening common stock since January 1, 2009 to reflect the recapitalization.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of September 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of September 30, 2011 and December 31, 2010, the Company did not have any balance of gross trade receivables due from any individual customer that represented 10% or more of the Company’s gross trade receivables.

During the nine months period ended September 30, 2011 and 2010, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

Fair value of financial instruments

The Company follows Topic ASC 820 “Fair Value Measurements and Disclosures”. ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected. The carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates.

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

The Company enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage its exposure to the foreign currency exchange risk related to the trade receivable denominated in Japanese Yen (“JPY”). The Company does not enter into forward exchange contracts for trading or speculative purposes. In accordance with US GAAP, the forward exchange contracts are considered as “derivatives not designated as hedging instruments”. Therefore, the foreign exchange contracts are recorded at fair value, with the gain or loss on these transactions recorded in the condensed consolidated statements of income and comprehensive income within “other (loss) income - net” in the period in which they occur. As of September 30, 2011 and December 31, 2010, the Company had outstanding forward exchange contracts to sell totaling JPY657,126,090 and JPY667,000,000 respectively with maturities of less than one year.

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

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 2 inputs as of September 30, 2011 and December 31, 2010 :-

Included in the following items
	of condensed consolidated	Total fair value measurement
	balance sheets	as of
		September	December
		30, 2011	31, 2010
		(Unaudited)	(Audited)
Derivative financial assets - forward exchange contracts	Other receivables, prepayments and deposits	$-	$1,089

Derivative financial liabilities - forward exchange contracts	Other payables and accrued expenses	$1,074,756	$696,530

	Included in
	the following
	items of
	condensed
	consolidated
	statements of
	income and comprehensive	Three months ended		Nine months ended
	income	September 30,		September 30,
		2011	2010	2011	2010
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Realized gain (loss) recorded - forward exchange contracts	Other (loss) income - net	$-	$-	$2,535	$(2,339)
Unrealized (loss) recorded - forward exchange contracts	Other (loss) income - net	(384,723)	(236,361)	(357,146)	(412,954)
Total (loss) recorded		$(384,723)	$(236,361)	$(354,611)	$(415,293)

The Company estimates the fair value of forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the nine months period ended September 30, 2011 and 2010.

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

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU update is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU update is not expected to have a material impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of this ASU update is note expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 –80)”. The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. The management is assessing the impact of this ASU update on the Company’s financial statements.

4.	Restricted cash, bills payable and trade payables

Restricted cash as of September 30, 2011 and December 31, 2010 consist of the following :-

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Bank deposits held as collateral for forward exchange contracts - Note (a)	$1,062,955	$678,765
Bank deposits held as collateral for bills payable - Note (b)	469,500	263,158
	$1,532,455	$941,923

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

(c)	Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

5.	Trade receivables, net

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Trade receivables	$30,860,948	$20,932,240
Less : Allowance for doubtful accounts	(145,193)	(59,620)
	$30,715,755	$20,872,620

Trade receivables with carrying value of $1,163,806 and $719,318 as of September 30, 2011 and December 31, 2010 was pledged as collateral under certain loan agreements (see Note 15) respectively.

An analysis of the allowance for doubtful accounts is as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Balance at beginning of the period	$59,620	$187,736
Provision for (reversal of) doubtful debts	351,226	(128,959)
Bad debts written off against trade receivable	(269,774)	-
Translation adjustments	4,121	843
	$145,193	$59,620

Provision for (reversal of) doubtful debts of $351,226 and $(168,266) were charged to operations during the nine months ended September 30, 2011 and 2010 respectively. During the three months ended September 30, 2011 and 2010, provision for (reversal of) doubtful debts amounted to $274,505 and $(4,506) respectively.

6.	Other receivables, prepayments and deposits

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Prepayments*	$5,045,357	$2,536,078
Deposits	874,209	896,657
Derivative financial assets - forward exchange contracts - Note 3	-	1,089
Other receivables	1,804,259	582,056
	$7,723,825	$4,015,880

* Represents primarily prepayment for the production of fresh produce which are expected to be recorded as cost of sales upon harvest within one year.

7.	Inventories

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Raw materials and packaging materials	$1,812,753	$38,027
Bamboo and other growing crops	18,251,812	11,695,082
Finished goods	4,281,077	3,386,417
	24,345,642	15,119,526
Less: Provision for obsolete inventories	(11,083)	(10,424)
	$24,334,559	$15,109,102

As of September 30, 2011 and December 31, 2010, the inventories with carrying amount of $379,363 and $746,728 were pledged as collateral under certain loan agreements (see Note 15).

Provision for (Reversal of) obsolete inventories of $50 and $(165,178) were charged to operations during the nine months ended September 30, 2011 and 2010 respectively. During the three months ended September 30, 2011 and 2010, provision for (reversal of) obsolete inventories amounted to $(23,505) and $13,588 respectively.

8.	Income taxes

United States

Asia Green Agriculture Corporation is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Sino Oriental is incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Misaky is incorporated in Hong Kong and subject to profit tax rate of 16.5% on the assessable profits during the year. No provision for Hong Kong profit tax has been made on Misaky as Misaky had no taxable income in this jurisdiction for the reporting period.

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

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of September 30, 2011.

9.	Net finance costs

Details of finance costs are summarized as follows :-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Total interest cost incurred	$145,684	$328,207	$377,958	$597,948
Less: Interest income	(5,840)	-	(15,577)	-
Government grant for interest incurred	-	-	(105,050)	-
Net interest cost	139,844	328,207	257,331	597,948
Other finance costs	88,942	8,685	161,822	101,893
	$228,786	$336,892	$419,153	$699,841

10.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. 1,359,113 warrants and 3,093,258 share options (as adjusted for the Forward Stock Split) were excluded from the calculation of earnings per share for three and nine months period ended September 30, 2011 as their dilutive effects are immaterial. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the reorganization of stockholders’ equity as if the Reorganization occurred as of the beginning of the first period presented and has been adjusted to reflect the Forward Stock Split effected on January 18, 2011.

11.	Property, plant and equipment, net

	September30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Costs :- Buildings	$10,705,688	$10,345,868
Plant and machinery	1,453,053	1,398,711
Motor vehicles	203,835	194,362
Electronic equipment	173,572	131,384
Leasehold improvements	39,532	38,203
	12,575,680	12,108,528
Accumulated depreciation	(2,545,699)	(2,090,087)
Construction in progress	2,715,337	1,815,903
Net	$12,745,318	$11,834,344

(i) During the reporting periods, depreciation charge is included in :-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Cost of sales and overheads of inventories	$88,849	$122,607	$344,210	$276,115
Selling expenses	504	17,636	1,492	29,540
Administrative expenses	11,562	5,745	30,912	90,364
	$100,915	$145,988	$376,614	$396,019

As of September 30, 2011 and December 31, 2010, buildings and plant and machinery with carrying amount of $8,422,315 and $8,521,316 were pledged as collateral under certain loan and bills payable arrangements, respectively (Note 15).

During the nine months ended September 30, 2011, property, plant and equipment with net book value of $2,202 were scrapped, resulting in a loss of $2,202. During the nine months ended September 30, 2010, property, plant and equipment with net book value of $185,961 were disposed of at a consideration of $236,171, resulting in a gain of $50,210.

For the nine months ended September 30, 2010, the Company capitalized interest of $74,191 to the cost of property, plant and equipment. No interest was capitalized for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011.

(ii) Construction in progress :-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

12.	Land use rights

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Land use rights
- for office premises, production facilities and warehouse	$2,172,478	$2,099,461
- for growing and plantation	22,294,283	15,329,432
Accumulated amortization	(764,085)	(221,744)
	$23,702,676	$17,207,149

The Company obtained the land use rights from the relevant PRC land authorities for a period of fifty years to use the lands on which the office premises, production facilities and warehouse of the Company are situated. As of September 30, 2011 and December 2010, land use rights with carrying amounts of $731,548 and $714,963 were pledged as collateral under certain loan arrangements (Note 15).

The Company obtained several land use rights from the relevant PRC local rural village cooperatives for periods ranging from twenty to thirty years to use the lands for growing and plantation purpose for producing the Company’s fresh produce.

During the nine months ended September 30, 2011 and 2010, amortization amounted to $527,079 and $28,749 respectively. During the three months ended September 30, 2011 and 2010, amortization amounted to $209,713 and $20,900 respectively. The estimated amortization for each of the five succeeding years is approximately $883,000 each year.

13.	Other payables and accrued expenses

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Payables for acquisition of land use rights for growing and plantation purpose	$582,963	$4,048,813
Withholding tax payable - Note 13(b)	626,000	604,960
Pension payable - Note 13(a)	730,938	538,427
Derivative financial liabilities - forward exchange contracts - Note 3	1,074,756	696,530
VAT payable	1,239,894	1,127,599
Salaries payable	176,385	191,434
Accrued audit fee	42,753	128,554
Liquidated damage payable - Note 20	443,686	177,507
Other payables	933,970	567,752
	$5,851,345	$8,081,576

(a)

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

(b)

On March 21, 2009, Yada declared a dividend of RMB20,000,000, of which RMB16,000,000 (equivalent to $2,347,200 as of March 21, 2009) was transferred to amounts due to related parties in accordance with a loan agreement entered into between Mr. Zhan, Madam Liufeng Zhou, Mr. Zhan’s spouse, and the Company. The remaining balance of RMB4,000,000 (equivalent to $626,600 as of September 30, 2011), representing withholding tax payable on dividend declared in accordance with PRC Tax Law, was included in other payables and accrued expenses.

14.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Liufeng Zhou, Mr. Zhan’s spouse, and are interest-free, unsecured and repayable on demand.

15.	Secured borrowings

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Secured short-term borrowings - Note 15(a)	$8,760,577	$6,232,600
Current maturities of secured long-term borrowings	-	22,686
	$8,760,577	$6,255,286

Secured long-term borrowings - Note 15(b) Interest bearing : - at 14.4% per annum	$-	$22,686
Less: current maturities	-	(22,686)
	$-	$-

Notes :-

(a)	The weighted-average interest rate on short-term borrowings as of September 30, 2011 and December 31, 2010, were 6.90% and 5.41%, respectively.

(b)	Long-term borrowings were repayable as follows :-

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Within one year	$-	$22,686
After one year but within two years	-	-
	$-	$22,686

As of September 30, 2011, the Company’s banking facilities were composed of the following :-

		Amount
	Granted	utilized	Unused
Facilities granted: Secured bank loans	$8,760,577	$8,760,577	$-

The secured borrowings were secured by the following :-

(i)	The Company’s assets with following carrying values :-

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Property, plant and equipment (Note 11)	$8,422,315	$8,521,316
Trade receivable (Note 5)	1,163,806	719,318
Land use rights (Note 12)	731,548	714,963
Inventories (Note 7)	379,363	746,728
	$10,697,032	$10,702,325

(ii)	Guarantees executed by third parties;

(iii)	Guarantees executed by Mr. Zhan and Liufeng Zhou, Mr. Zhan’s spouse; and

(iv)	Guarantees executed by certain staff of the Company.

As of September 30, 2011, Fujian Yada’s secured short-term borrowings of $3,756,000 are subject to the fulfillment of certain financial covenants: to maintain the minimum current ratio of 1.0, minimum quick ratio of 0.5 and maximum debt to asset ratio of 60% at any time.

If Fujian Yada were to breach the covenants, the secured short-term borrowings would become payable on demand. Fujian Yada regularly monitors its compliance with these financial covenants.

As of September 30, 2011, none of the above financial covenants relating to secured short-term borrowings had been breached.

16.	Loans from third parties

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Non-interest bearing	$156,500	$151,240

All the loans from third parties are unsecured and repayable on demand or within one year.

17.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $219,322 and $162,972 for the nine months ended September 30, 2011 and 2010 respectively.

18.	Statutory reserve

In accordance with the relevant laws and regulations of PRC, the Company is required to transfer not less than 10% of its net income (the percentage is upon approval from the board of directors’ meeting), after offsetting any prior years’ losses, for PRC tax reporting purpose to the statutory reserve.

When the balance of such reserve reaches 50% of the registered capital, any further appropriation is optional. Upon approval from the board of directors of the Company, the statutory reserve can mainly be used to offset accumulated losses or increase capital.

19.	Make good escrow agreement

In connection with a private placement completed on August 20, 2010, Mr. Cai, the major shareholder of the Company, entered into a make good escrow agreement (the "Escrow Arrangement") with the investors under the private placement pursuant to which he agreed to place 4,848,525 shares (as adjusted for the Forward Stock Split) of our common stock (the “Make Good Share”) owned by him in an escrow account administrated by an escrow agent. In the event of the Company fails to achieve the earnings per share targets of 2010 and 2011, the escrow agent shall distribute the Make Good Share to the investors on a pro rate basis for any shortfall.

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

Since Mr. Cai is only a major stockholder without taking any management position of the Company and the release or cancellation of the Make Good Share is not contingent on continued employment of any management shareholders, in accordance with ASC 718-10-S99-2, the Company considered that the presumption of compensation in this Escrow Arrangement should be overcome and that no compensation charge should be recognized. The Escrow Arrangement should be recorded as an inducement to facilitate the private placement on behalf of the Company. Accordingly, the transaction was recorded as a reduction of proceeds from the private placement in an amount equal to the estimated fair value of the Make Good Share of $1,160,114 on August 20, 2010, the date of the Make Good Escrow Agreement and completion of the private placement, with corresponding credit to additional paid-in capital. The fair value of the Make Good Share was estimated, at the date of the Make Good Escrow Agreement, by reference to the estimated placing price per share of the Company’s common stock in the private placement completed on August 20, 2010 and the probability of any shortfall in earnings per share targets of 2010 and 2011 estimated by the management.

20.	Commitments and contingencies

Capital commitment

As of September 30, 2011, and December 31, 2010, the Company had capital commitments of $3,902,824 and $4,545,236, respectively, in relation to the construction of new building facility and cold storage facility.

Operating lease commitment

The Company leases certain land use rights under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at September 30, 2011 :-

Within 1 year	$3,422,668
In the second year	3,380,087
In the third year	3,370,228
In the fourth year	3,369,758
In the fifth year	3,346,805
Thereafter	49,654,816
$66,544,362

Rental expense for operating leases amounted to $2,549,273 and $2,058,762 for the nine months ended September 30, 2011 and 2010, respectively, have been recorded in cost of sales and inventories.

Rental expense for operating leases amounted to $889,926 and $889,486 for the three months ended September 30, 2011 and 2010, respectively, have been recorded in cost of sales and inventories.

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

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 0.5% per month of the aggregated amount invested by such investors in the private placement until the registration statement has been filed and/or declared effective, but the maximum amount of liquidated damages is capped at 6% on aggregated amount invested by such investors. In accordance with ASC 450 “Contingencies”, the Company records a liability in the condensed consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. The Registration Statement was declared effective on July 15, 2011 and the provision of liquidated damages was made in an amount of $443,686 as of September 30, 2011 with reference to the effective date of Registration Statement. Liquidated damage of $Nil and $443,686 was recognized and allocated to administrative expenses for the three and nine months ended September 30, 2011, respectively.

21.	Share based compensation

The Company granted share options and warrants to employees, directors and consultants to reward for services.

Stock option plan

Under the stock option plan adopted by the Company in 2010, 3,093,258 share options with exercisable period up to 10 years were granted to the management and employees of the Company on February 14, 2011 of which, 184,123 share options are vesting on March 18, 2011 with an exercise price of $3.94, 184,122 share options are vesting on March 18, 2012 with an exercise price equal to 125% of the market price of the Company’s common stock on that vesting date, 908,338 share options are vesting on February 14, 2012 and 1,816,675 share options are vesting in equal amounts on the first day of each quarter during a four year period commencing from February 15, 2012 with an exercise price of $4. All the share options granted are subject to the option holders continuing to be management or employees of the Company before the respective vesting dates.

A summary of share option plan activity for the nine months ended September 30, 2011 is presented below:

		Weighted average	Remaining	Aggregate
	Number	Exercise price per	contractual	intrinsic
	of shares	share	Term	value (1)
Outstanding as of January 1, 2011	-	$-
Granted	3,093,258	4.13
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of September 30, 2011	3,093,258	$4.13	9.4 years	$-
Exercisable as of September 30, 2011	184,123	$3.94	9.4 years	$-

(1)	No aggregate intrinsic value as the weighted average exercise price of options $4.13 is in excess of the estimate value of the Company’s common stock as of September 30, 2011.

The weighted average grant-date fair value of options granted during 2011 was $1.78 per share. Compensation expense of $2,050,922 arising from abovementioned share options granted was recognized and allocated $1,637,146 to administrative expenses and $413,776 to selling expenses for the nine months ended September 30, 2011.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of September 30, 2011, there was unrecognized compensation cost of $3,445,898 related to the above non-vested share options which are expected to be recognized over approximately 4.4 years.

Warrant

On February 10, 2011, the Company issued warrants to a service provider the warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share in exchange for investor relation services provided to the Company. These warrants have exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. Compensation expense of $101,907 arising from abovementioned warrants issued was recognized and allocated to administrative expenses for the nine months ended September 30, 2011.

The fair value of the above warrants issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Stock price and exercise price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	2.41%

As of September 30, 2011, there was no unrecognized compensation cost related to the above warrants.

22.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly fresh produce and processed produce and operating results of the Company and, as such, the Company has determined that the Company has two operating segments as defined by ASC 280, “Segments Reporting” : Fresh produce and processed produce.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There were no inter-segment sales or transfers during the three and nine months ended September 30, 2011 and 2010. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2011	2010	2011	2010	2011	2010
Revenue from external customers	$50,620,596	$35,083,556	$25,507,834	$15,570,905	$76,128,430	$50,654,461

Segment profit	$20,347,435	$13,668,997	$9,810,466	$5,601,313	$30,157,901	$19,270,310

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2011	2010	2011	2010	2011	2010
Revenue from external customers	$18,780,582	$12,580,348	$10,854,029	$5,423,045	$29,634,611	$18,003,393

Segment profit	$9,315,013	$6,671,497	$5,623,643	$2,872,407	$14,938,656	$9,543,904

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Total consolidated revenue	$29,634,611	$18,003,393	$76,128,430	$50,654,461
Total profit for reportable segments	$14,938,656	$9,543,904	$30,157,901	$19,270,310
Unallocated amounts relating to operations :-
Administrative expenses	(1,072,433)	(284,926)	(4,213,475)	(903,396)
Selling expenses	(467,239)	(455,727)	(1,491,737)	(1,042,170)
Government grant income	4,900	8,277	86,515	39,016
Other (loss) income - net	(383,364)	(125,470)	(335,261)	25,392
Net finance costs	(228,786)	(336,892)	(419,153)	(699,841)
Income before income taxes	$12,791,734	$8,349,166	$23,784,790	$16,689,311

All of the Company’s long-live assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
PRC	$28,068,849	$17,319,315	$71,598,456	$48,182,082
Japan	1,565,762	684,078	4,529,974	2,472,379
Total	$29,634,611	$18,003,393	$76,128,430	$50,654,461

During the reporting periods, no individual customer represented 10% or more of the Company’s consolidated revenue.

23.	Related party transactions

Apart from the transactions as disclosed in notes 14 and 15 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the nine months ended September 30, 2011 and 2010.

24.	Subsequent events

The Company evaluated all events or transactions that occurred after September 30, 2011 through the date the financial statements were issued and has determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

OVERVIEW

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. Bamboo shoot products accounted for approximately 52% of our revenue in 2010 and 54% of our revenue in the first nine months of 2011, while fresh vegetables and fruit accounted for approximately 28% and 29% of revenue, processed vegetables for 7% and 7% of revenue, and bamboo wood for 13% and 10% of revenue, respectively.

We have a vertically integrated operation consisting of planting, manufacturing and sales of final products. We can supply most of the fresh raw material for our products from our own land. We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale. Accordingly, our ability to grow is dependent in part on the size of lands we control under lease, and our processing and storage capacity. We are currently experiencing rapid growth in our business and continually seek to procure additional lands for planting. We anticipate making capital expenditures over the next nine to twenty-one months to increase our cold storage capacity, increase planting bases and processing capacity.

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as the Japanese market. We derived approximately 94% of our revenue in 2010 and in the first nine months of 2011 in China and approximately 6% in Japan.

Agricultural products are naturally subject to seasonality tied to their local growing season. For example, our fresh bamboo shoots, an important revenue driver, are only available for sale from approximately December through April. As a result, our fourth and first quarter revenues tend to be significantly higher than our second and third quarter revenues. We seek to offset the impact of seasonality on our revenues by managing a diversified portfolio of products. In addition to product diversification, we use cold storage facilities to preserve some of our fresh products to extend their season and time market sales to improve gross margin. We also maintain research and development facilities that focus on the development of unique products which either have unique size or flavor characteristics or which have the potential to expand the market for products, such as our high PH bamboo shoots.

We believe that investments we made in physical facilities and planting bases in 2010 establish a strong foundation for growth during the remainder of 2011 and beyond. Our growth strategy is currently centered on the following five initiatives:

  Expand our planting bases.

  Improve our profitability by continuously introducing new high value added products.

  Further expand our domestic sales and distribution network and enter new markets.

  Increase our cold storage capacity.

  Further enhance our brand recognition.

RECENT DEVELOPMENTS

Net sales for the first nine months of 2011 were $76.1 million, an increase of approximately 50% over net sales in the first nine months of 2010. Net income for the first nine months of 2011 was $23.6 million, an increase of approximately 42%, compared to the nine months ended September 30, 2010.

Our continued growth has been the result of focus on our five core initiatives. The table below summarizes our planting bases as of December 31, 2010 and September 30, 2011.

	December 31, 2010	September 30, 2011
Bamboo forest	30,500 acres	32,500 acres
	(123.43 square kilometers)	(131.52 square kilometers)
Vegetables & Fruits	12,500 acres	12,500 acres
	(50.59 square kilometers)	(50.59 square kilometers)

Our research and development team is continuously evaluating new product opportunities with the potential to address unmet market needs or provide additional value characteristics to our products. In 2010 we launched our proprietary high PH bamboo shoots, which maintain freshness and are generally sold in the "off season," when fresh bamboo shoots are not available. Sales of our high PH bamboo shoots, as well as increased sales of bamboo wood products helped to improve margins for the nine months ended September 30, 2011. Overall, our gross margins for the nine months ended September 30, 2011 were 40%, as compared to our gross margins of 38% for the nine months ended September 30, 2010.

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of internal sales team members, outside sales agents and markets served at December 31, 2010 and September 30, 2011.

	December 31, 2010	September 30, 2011
Internal Sales Team Members	56	62
Distributors	100	188

During the remainder of 2011, we plan to continue expansion of our sales network domestically, with our focus on the cities of Jinan, Nanjing, Beijing, Tianjin and Harbin. We have no immediate plans to expand our international sales presence beyond Japan.

We had a 6,000 metric ton cold storage facility as at September 30, 2011 for storing fresh and semi-finished products. We are adding an additional 5,500 metric ton cold storage facility in order to meet the requirements of our existing products and the anticipated need for storage as a result of our recent new product launches. As of September 30, 2011, the construction work for this additional facility was underway.

We have been gaining brand recognition in China, especially in Fujian Province. At September 30, 2011 we had expanded our sales to approximately 1,200 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets. We also have opened five Yada-branded distribution locations in Fujian Province and Shanghai.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with the accounting policies which are consistent with the audited consolidated financial statements for the year ended December 31, 2010. Please refer to the audited consolidated financial statements for the year ended December 31, 2010 for the description of all of the accounting policies.

Management believes that the most critical accounting policies important to understanding our financial statements and financial condition are our policies concerning inventories, revenue recognition, and income taxes and foreign currency translation, discussed in more detail below. Please see “Note 3 – Significant Accounting Policies” in our financial statements for a more complete discussion of the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

     The preparation of financial statements in conformity with United States generally accepted accounting principles, or “GAAP,” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.

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

Revenue recognition

Revenue from sales of the Company’s products, including fresh produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the customer at the time when the products are delivered to our customer with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured. We do not provide our customers with contractual rights of return and post-delivery discount for any of our products. When any significant post-delivery performance obligation exists, revenue is recognized only after such obligation is fulfilled. We evaluate the terms of sales agreement with our customer in order to determine whether any significant post-delivery performance obligations exist. Currently, the sales under fresh produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the three months		For the three months
Item	ended		ended
	September 30, 2011		September 30, 2010
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales
Net sales	$29,635	100%	18,003	100%
Cost of sales	(14,696)	(50)%	(8,459)	(47)%
Gross profit	14,939	50%	9,544	53%
Selling and administrative expenses	(1,540)	(5)%	(741)	(4)%
Operating income	13,399	45%	8,803	49%
Government grant income	5	0%	8	0%
Other loss - net	(383)	(1)%	(125)	(1)%
Net finance costs	(229)	(1)%	(337)	(2)%
Income before income taxes	12,792	43%	8,349	46%
Income taxes	2	0%	88	1%
Net income	12,794	43%	8,437	47%

The functional currency of the Company is RMB; however, our financial information is expressed in US Dollars. The results of operations reported in the table above is based on the exchange rate of RMB 6.4029 to $1 for the three months ended September 30, 2011 and the rate of RMB 6.7613 to $1 for the three months ended September 30, 2010.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the three months ended September 30, 2011, our net sales were $29.6 million compared to $18.0 million for the same period last year, an increase of $11.6 million or approximately 65%. The increase was primarily due to increased demand of products. Of such increase, approximately $10.9 million was attributable to increased sales volume of our products and approximately $0.7 million due to higher average selling prices of our products.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the three months ended September 30, 2011 our cost of sales were $14.7 million compared to $8.5 million for the same period last year, an increase of $6.2 million or approximately 74%. This increase was primarily due to higher sales volume. As a percentage of net sales, our cost of sales increased to approximately 50% for the three months ended September 30, 2011 from approximately 47% for the three months ended September 30, 2010.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $14.9 million for the three months ended September 30, 2011 compared to $9.5 million for the same period last year, an increase of $5.4 million or approximately 57%. Gross profit as a percentage of net sales was approximately 50% and 53% for the three months ended September 30, 2011 and 2010, respectively. Our gross margin decreased primarily due to a decrease in sales of higher margin bamboo wood as a proportion of total net sales revenue as well as a decrease in the gross margin of our bamboo wood, in each case comparing the third quarter of 2011 with the year ago quarter. The gross margin of our bamboo wood was approximately 74% and 82% in the third quarters of 2011 and 2010, respectively.

Selling and Administrative Expenses. Our selling and administrative expenses increased $0.8 million, or approximately 108%, to $1.5 million for the three months ended September 30, 2011 from $0.7 million for the three months ended September 30, 2010.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses amounted to $0.4 million for the three months ended September 30, 2011, similar to $0.4 million for the three months ended September 30, 2010. As a percentage of net sales, selling expenses for the three months ended September 30, 2011 were approximately 2% of net sales, as compared to 3% for the three months ended September 30, 2010.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased $0.8 million, or approximately 276%, to $1.1 million for the three months ended September 30, 2011 from $0.3 million for the three months ended September 30, 2011. The increase is mainly attributed to a non-cash compensation expense of approximately $0.6 million arising from the grant of employee stock options and an increase in salaries of approximately $0.1 million. As a percentage of net sales, administrative expenses increased to approximately 4% for the three months ended September 30, 2011 from 2% for the three months ended September 30, 2010.

Net Finance Costs. Our net finance costs decreased to approximately $0.2 million for the three months ended September 30, 2011 from approximately $0.3 million for the three months ended September 30, 2010. The decrease is mainly due to a decrease in exchange loss.

Income Taxes. We had income tax credit of approximately $0 million for the three months ended September 30, 2011, as compared to approximately $0.1 million for the three months ended September 30, 2010. This slight decrease was primarily attributable to our decreased taxable loss for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Net Income. Our net income increased by $4.4 million or approximately 52%, to $12.8 million for the three months ended September 30, 2011. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the nine months			For the nine months
Item	ended			ended
	September 30, 2011			September 30, 2010
(Unaudited)	(As reported)			(As reported)
	In	As a		In	As a
	Thousands	Percentage		Thousands	Percentage
		of			of
		Net Sales			Net Sales
Net Sales	$76,128	100%		$50,654	100%
Cost of Sales	(45,971)	(60%	)	(31,384)	(62%	)
Gross profit	30,157	40%		19,270	38%
Selling and administrative expenses	(5,705)	(8%	)	(1,945)	(4%	)
Operating income	24,452	32%		17,325	34%
Government Grant Income	87	0%		39	0%
Other net (loss) income	(335)	0%		25	0%
Net finance costs	(419)	(1%	)	(700)	(1%	)
Income before income taxes	23,785	31%		16,689	33%
Income tax provision	(166)	0%		(79)	0%
Net income	23,619	31%		16,610	33%

The functional currency of the Company is RMB; however, our financial information is expressed in US Dollars. The results of operations reported in the table above is based on the exchange rate of RMB 6.4876 to $1 for the nine months ended September 30, 2011 and the rate of RMB 6.7981 to $1 for the nine months ended September 30, 2010.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the nine months ended September 30, 2011, our net sales were $76.1 million compared to $50.7 million for the same period last year, an increase of $25.4 million or approximately 50%. The increase was primarily due to increased sales volume resulting from increased demand for our products. Of such increase, approximately $21.9 million was attributable to increased sales volume of our products, while approximately $3.5 million was due to higher average selling prices of our products.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the nine months ended September 30, 2011 our cost of sales were $46.0 million compared to $31.4 million for the same period last year, an increase of $14.6 million or approximately 46%. This increase was primarily due to higher sales volume. As a percentage of net sales, our cost of sales decreased to approximately 60% for the nine months ended September 30, 2011 from approximately 62% for the nine months ended September 30, 2010.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $30.2 million for the nine months ended September 30, 2011 compared to $19.3 million for the same period last year, an increase of $10.9 million or approximately 56%. Gross profit as a percentage of net sales was approximately 40% and 38% for the nine months ended September 30, 2011 and 2010, respectively. Our gross margin increased primarily due to product mix as we had an increase in sales of higher margin products such as bamboo wood and high PH bamboo shoots for the nine months ended September 30, 2011 as compared to 2010. The gross margin of our high PH bamboo shoots was approximately 83% and 76% for the nine months ended September 30, 2011 and 2010, respectively. The gross margin of our bamboo wood was approximately 75% and 82% for the nine months ended September 30, 2011 and 2010, respectively.

Selling and Administrative Expenses. Our selling and administrative expenses increased $3.8 million, or approximately 193%, to $5.7 million for the nine months ended September 30, 2011 from $1.9 million for the nine months ended September 30, 2010.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses increased to $1.5 million for the nine months ended September 30, 2011, from $1.0 million for the nine months ended September 30, 2010. As a percentage of net sales, selling expenses for the nine months ended September 30, 2011 were approximately 2% of net sales, as compared to 2% for the nine months ended September 30, 2010. The dollar increase of our selling expenses is primarily attributable to non-cash compensation expense related to the grant of employee stock option, and to a lesser extent to an increase in transportation costs.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased $3.3 million, or approximately 367%, to $4.2 million for the nine months ended September 30, 2011 from $0.9 million for the nine months ended September 30, 2011. The increase is mainly attributed to non-cash compensation expense of approximately $1.6 million arising from the grant of employee stock options; an increase in salaries of approximately $0.6 million; bad debts expense of approximately $0.3 million; provision for liquidated damages of approximately $0.3 million to certain investors as discussed in Note 20 to our condensed consolidated financial statements filed herewith; and compensation expense of approximately $0.1 million arising from the grant of warrants to an investor relations firm that we did not incur during the nine months ended September 30, 2010. As a percentage of net sales, administrative expenses increased to approximately 6% for the nine months ended September 30, 2011 from approximately 2% for the nine months ended September 30, 2010.

Net Finance Costs. Our net finance costs decreased to approximately $0.4 million for the nine months ended September 30, 2011 from approximately $0.7 million for the nine months ended September 30, 2010. The decrease is mainly due to the decrease of exchange loss, and to a lesser extent, to government subsidies for agricultural producers for interest expenses set off in the amount of approximately $0.1 million. If such government subsidies decrease in the future, interest expense set off will also decrease and the results of our operations and cash flow may be adversely affected; however, we do not expect any such adverse effect to be significant.

Income Taxes. We had income taxes of $0.2 million for the nine months ended September 30, 2011, as compared to $0.1 million for the nine months ended September 30, 2010. This increase was primarily attributable to the increase of taxable profit for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Net Income. Our net income increased by $7.0 million or approximately 42%, to $23.6 million for the nine months ended September 30, 2011. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $7.7 million, compared to approximately $10.0 million for December 31, 2010. Our accounts receivable at September 30, 2011 were $30.7 million, compared to $20.9 million at December 31, 2010. Our days’ sales outstanding increased slightly to 110 days as at September 30, 2011, similar to 106 days as at December 31, 2010. We finished the third quarter with working capital of $50.7 million, compared to $30.0 million at December 31, 2010.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine months Ended		Year Ended
	September		December
	30,		31
	(Unaudited)		(Audited)
	2011	2010	2010	2009
Net cash provided by operating activities	$5,950	$9,585	$15,409	$1,235
Net cash used in investing activities	(10,830)	(8,026)	(15,299)	(2,026)
Net cash provided by financing activities	2,352	9,171	9,043	1,129

Effect of exchange rate on cash and cash equivalents	287	175	414	--
Cash and cash equivalents at the beginning of the period	9,988	421	421	83
Cash and cash equivalents at the end of the period	7,748	11,326	9,988	421

Cash Flows from Operating Activities.

Net cash provided by operating activities was $6.0 million for nine months ended September 30, 2011, compared to $9.6 million provided by operating activities for nine months ended September 30, 2010. The change was primarily attributable to an increase in inventories.

Our days' sales outstanding was 110 days as at September 30, 2011 similar to 106 days as at December 31, 2010.

Cash Flows from Investing Activities.

Net cash used in investing activities for the nine months ended September 30, 2011 was $10.8 million compared to $8.0 million for the nine months ended September 30, 2010. The increase of net cash used in investing activities was primarily attributable to capital expenses for the expansion of planting bases and production facilities. During the nine months ended September 30, 2011 we invested $0.9 million to acquire property, plant and equipment and made an additional $9.9 million in payments on the outstanding balance due in relation to previously acquired land use rights.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $2.4 million in the nine months ended September 30, 2011 compared to $9.2 million used in financing activities for the nine months ended September 30, 2010. Net cash provided by financing activities for the nine months ended September 30, 2011 was primarily attributable to borrowings under bank credit facilities. Net cash provided by financing activities for the nine months ended September 30, 2010, included the proceeds from a $13.7 million sale of common stock and warrants in a private placement transaction. There was no similar equity financing transaction in 2011.

As of September 30, 2011 and December 31, 2010, the Company's banking facilities were composed of the following: (All amounts, other than percentages, in thousands of U.S. dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Secured short-term borrowings	$8,761	$6,233
Current maturities of secured long-term borrowings	--	23
	$8,761	$6,256
Secured long-term borrowings
Interest bearing :
- at 14.4% per annum	--	23
	-	23
Less: current maturities	--	(23)
	$-	$--

We had the following financing arrangements as of September 30, 2011, including those with third parties:

  Fujian Yada Group Co., Ltd. (formerly known as Fujian Shengda Food Co., Ltd.) entered into a Maximum Amount Mortgage Contract on March 19, 2009 with China Construction Bank Corporation Ltd Songxi Branch to provide a RMB4,130,000, or $618,615 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

  Fujian Yada Group Co., Ltd. (formerly known as Fujian Shengda Food Co., Ltd.)  entered into a Maximum Amount Mortgage Contract on February 27, 2009 with China Construction Bank Corporation Ltd Songxi Branch to provide a RMB15,160,000, or $2,270,753 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

  Fujian Yada Group Co., Ltd. (formerly known as Fujian Shengda Food Co., Ltd.) entered into a Maximum Amount Mortgage Contract on March, 2009 with China Construction Bank Corporation Ltd Songxi Branch to provide a RMB7,840,000, or $1,174,321 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

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

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on November 26, 2010 to borrow from China Construction Bank Corporation Ltd Songxi Branch the amount of RMB8,000,000, or $1,209,921 for the purpose of capital turnover, and the annual interest rate of the loan shall be 10% higher than the benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from November 26, 2010 to November 26, 2011. Proceeds of the loan may be used for permitted purposes only, otherwise a 100% penalty applies.

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

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on February 15, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB2,900,000, or $441,380.

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

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on February 15, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB3,100,000, or $471,820.

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

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on March 2, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB5,000,000, or $761,000.

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

  Fujian Yaxin Food Co., Ltd. entered into a Maximum Amount Liquid Fund Loan Contract on May 5, 2011 to borrow from Jianyang City Rural Credit Cooperative Union Business Department the amount of RMB2,000,000, or $309,401 for purpose of purchasing financial resources and materials, and the monthly interest rate of the loan shall be 10.908 ‰. The term of the Agreement shall be from May 5, 2011 to May 4, 2012.

  Fujian Yaxin Food Co., Ltd. entered into a Domestic Factoring Contract on July 26, 2011 to borrow from Industrial and Commercial Bank of China Limited Jianyang Sub-branch the amount of RMB3,000,000, or $469,498 for purpose of purchasing materials, and the annual interest rate of the loan shall be the benchmark interest rate announced by the People’s Bank of China plus a floating rate of 5% on each loan issuing date. The term of such Contract shall be from July 26, 2011 to January 12, 2012.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on August 4, 2011 to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd the amount of RMB3,600,000, or $563,398 for purpose of capital turnover, and the annual interest rate of the loan shall be the benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from August 4, 2011 to February 4, 2012.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on August 4, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB3,600,000, or $563,398.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on August 4, 2011 to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd the amount of RMB1,400,000, or $219,099 for purpose of capital turnover, and the annual interest rate of the loan shall be the benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from August 4, 2011 to February 4, 2012.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on August 4, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB1,400,000, or $219,099.

  Fujian Yada Group Co., Ltd. entered into a Domestic Commercial Invoice Discount Financing Application Letter to borrow from Bank of China Songxi Branch an approximate amount of RMB3,278,635, or $513,104 for purpose of financing, and the annual interest rate of the loan shall be 5.85%. The term of such RMB Fund Loan Contract shall be from August 15, 2011 to January 2, 2012.

  Fujian Yada Group Co., Ltd entered into a Mortgage Loan Agreement on August 17, 2011 to borrow from Songxi County rural Credit Cooperative Business Department the amount of RMB6,000,000, or $938,997 for purpose of purchasing fresh agricultural products, and the monthly interest of the loan shall be 0.8641667%. The term of such Mortgage Loan Agreement shall be from August 17, 2011 to February 14, 2012. The loan shall be only used for purposes in accordance with the Mortgage Loan Agreement.

  Fujian Yada Group Co., Ltd. entered into a Domestic Letter of Credit Opening Contract to borrow from Songxi Sub-branch of Construction Bank of China Co., Ltd. an approximate amount of RMB10,000,000, or $1,564,994 for capital turnover, and the deposit for issuing the L/C shall be 30% of the total amount of the L/C plus the floating amount (if applicable), which is RMB3,000,000, or $469,498. The term of such Domestic Letter of Credit Opening Contract shall be from September 27, 2011 to March 23, 2012.

  Fujian Yada Group Co., Ltd. entered into a Guarantee Deposit Pledge Contract of Domestic Letter of Credit Opening Contract on September 27, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to provide a pledge for the guarantee deposit of RMB3,000,000, or $469,498, under a Domestic

  Letter of Credit Opening Contract between Fujian Yada Group Co., Ltd. and Songxi Sub-branch of Construction Bank of China Co., Ltd.

  Fujian Shengda Import and Export Trading Co., Ltd. entered into a Guarantee Contract on September 27, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for a L/C under a Domestic Letter of Credit Opening Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB10,000,000, or $1,564,994.

  Songxi Yasheng Food Co., Ltd. entered into a Guarantee Contract on September 27, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for a L/C under a Domestic Letter of Credit Opening Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB10,000,000, or $1,564,994.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on September 27, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd to assume the several and joint guarantee liability for a L/C under a Domestic Letter of Credit Opening Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB10,000,000, or $1,564,994.

The following table summarizes key elements of the aforementioned twenty-seven financing arrangements:

Contract	Bank	Borrower/	Loan/	Repayment Term	Interest	Maturity
		Mortgager/	Mortgaged/	of the Loan/	Rate
		Guarantor/Pledgor	Guaranteed	Repayment Term of
			Amount	the Loan Covered
				by Mortgage/
				Guarantee

Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Yada Group Co., Ltd. (formerly known as Fujian Shengda Food Co., Ltd.)	$618,615	March 19, 2009 to March 19, 2012	N/A	March 19, 2012
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Yada Group Co., Ltd. (formerly known as Fujian Shengda Food Co., Ltd.)	$2,270,753	February 27, 2009 to February 27, 2012	N/A	February 27, 2012
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Yada Group Co., Ltd. (formerly known as Fujian Shengda Food Co., Ltd.)	$1,174,321	March, 2009 to March 2012	N/A	March 2012
Maximum Amount Mortgage Contract	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Import & Export Trading Co., Ltd.	$4,343,788	February 27, 2009 to February 27, 2012	N/A	February 27, 2012
RMB Fund Loan Contract	China Construction Bank Corporation Ltd. Songxi Branch	Fujian Yada Group Co., Ltd.	$1,209,921	November 26, 2010 to November 26, 2011	Annual interest rate of the loan shall be 10% higher than the benchmark interest rate announced by the People’s Bank Of China as of the value date	November 26, 2011
Natural Person Guarantee Contract	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Mr. Zhan Youdai and Ms. Zhou Liufeng	$1,209,921	November 26, 2010 to November 26, 2011	N/A	November 26, 2011
RMB Fund Loan Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fijian Yada Group Co., Ltd	$441,380	February 16, 2011 to February 16, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 16, 2012
Natural Person Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$441,380	February 16, 2011 to February 16, 2012	N/A	February 16, 2012

RMB Fund Loan Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$471,820	February 16, 2011 to February 16, 2012	Annual interest rate shall be the benchmark interest rate announced by the People's Bank Of China as of the value date	February 16, 2012
Natural Person Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$471,820	February 16, 2011 to February 16, 2012	N/A	February 16, 2012
RMB Fund Loan Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$761,000	March 2, 2011 to February 2, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 2, 2012
Natural Person Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$761,000	March 2, 2011 to February 2, 2012	N/A	February 2, 2012
Maximum Amount Guarantee Contract	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yada Group Co., Ltd	$3,044,001	June 28, 2010 to June 27, 2013	N/A	June 27, 2013
Small Business Loan Agreement	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yaxin Food Co., Ltd	$773,503	April 6, 2011 to April 5, 2012	6.941% per annum	April 5, 2012
Maximum Amount Liquid Fund Loan Contract	Jianyang City Rural Credit Cooperative Union Business Department	Fujian Yaxin Food Co., Ltd	$309,401	May 5, 2011 to May 4, 2012	10.908 ‰ monthly	May 4, 2012
Domestic Factoring Contract	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yaxin Food Co., Ltd	$469,498	July 26, 2011 to January 12, 2012	Annual interest rate shall be the benchmark interest rate of the loan announced by the People’s Bank Of China plus a floating rate of 5% on each loan issuing date	January 12, 2012
RMB Fund Loan Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$563,398	August 4, 2011 to February 4, 2012	Annual interest rate shall be the benchmark interest rate announced by the People's Bank Of China as of the value date	February 4, 2012
Natural Person Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$563,398	August 4, 2011 to February 4, 2012	N/A	February 4, 2012
RMB Fund Loan Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$219,099	August 4, 2011 to February 4, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 4, 2012

Natural Person Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$219,099	August 4, 2011 to February 4, 2012	N/A	February 4, 2012
Domestic Commerci al Invoice Discount Financing Application Letter	Bank of China Songxi Branch	Fujian Yada Group Co., Ltd	$513,104	August 15, 2011 to January 2, 2012	5.85% per annum	January 2, 2012
Mortgage Loan Agreement	Songxi County Rural Credit Cooperative Business Department	Fujian Yada Group Co., Ltd	$938,997	August 17, 2011 to February 14, 2012	0.8641667% monthly	February 14, 2012
Domestic Letter of Credit Opening Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Fujian Yada Group Co., Ltd	$1,564,994	September 27, 2011 to March 23, 2012	deposit for issuing the L/C shall be 30% of the total amount of L/C plus the floating amount (if applicable), which is approximately $469,498	March 23, 2012
Guarantee Deposit Pledge Contract of Domestic Letter of Credit Opening Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Fujian Yada Group Co., Ltd	$469,498	September 27, 2011 to March 23, 2012	N/A	March 23, 2012
Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Fujian Shengda Import and Export Trading Co., Ltd.	$1,564,994	September 27, 2011 to March 23, 2012	N/A	March 23, 2012
Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Songxi Yasheng Food Co., Ltd.	$1,564,994	September 27, 2011 to March 23, 2012	N/A	March 23, 2012
Natural Person Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$1,564,994	September 27, 2011 to March 23, 2012	N/A	March 23, 2012

Solely for the convenience of the reader, the above amounts were converted from RMB to U.S. dollars at specified rates, as follows: for any contract entered into in the third quarter of 2011, the conversion rate was 6.3898 RMB to $1; for any contract entered into in the second quarter of 2011, the conversion rate was 6.4641 RMB to $1; for any contract entered into in the first quarter of 2011, the conversion rate was 6.5703 RMB to $1; for any contract entered into in 2010, the conversion rate was 6.6120 RMB to $1; and for any contract entered into 2009, the conversion rate was 6.6762 RMB to $1.

Many of the financing agreements contain covenants prohibiting us from borrowing “substantial” amounts of money, or leasing or subsequently pledging already pledged assets, without the prior consent of each relevant lender. In addition, we are prohibited from selling a “significant” amount of its assets without prior consent from each relevant lender. The terms “significant” and “substantial” are not defined in the relevant contracts. In assessing our compliance with the financing agreements we have determined that a value exceeding approximately 10% of our total assets, or about $10.9 million as of September 30, 2011, would be significant or substantial and would trigger a requirement to obtain the prior consent of various lenders. However, the lenders may have a different interpretation of the limitation on our ability to borrow money or sell assets, and it may be lower than our understanding of the provisions of the loan agreements. If we were to inadvertently sell assets or borrow money with a value in excess of what our lenders believe is permissible without their consent, they could pursue breach of contract and other claims against us, which could harm our business and reputation.

Contingent Liabilities

We have made a provision of approximately $731,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. We believe that the total potential liabilities include cost of rectifying non-compliance of the social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of the housing fund obligations for full-time employees and temporary workers, and may be as much as $1,847,000. See “Risk Factors—We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” in our annual report on Form 10-K for the year ended December 31, 2010. The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

Our capital expenditures were approximately $7.5 million for the quarter ended September 30, 2011, $10.8 million for the nine months ended September 30, 2011 and $15.3 million for the year ended December 31, 2010. Our capital expenditures were mainly used to acquire property, plant and equipment and land use rights to expand our production capacity. We currently estimate that our aggregate capital expenditures in fiscal year 2011 will be approximately $12 million, which we intend to use primarily for expansion of bamboo forests, constructing additional cold storage and preliminary processing facilities.

Capital Resources

At September 30, 2011, we did not have any unused credit facility that was available to us.

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

Recent Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements for the nine months ended September 30, 2011 and 2010 beginning on page 8.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011 except for the points discussed below related to material weaknesses in our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting.

We are in the process of implementation of additional internal control procedures to remediate the identified material weaknesses. During the period ended September 30, 2011 we completed our procedures for establishing and management of our credit terms with customers. We have also completed implementation of control procedures for our sight and verification of documentation and sales acknowledgements for delivery of product and revenue recognition. We are continuing to work with external professional consultants to evaluate and improve our internal control system.

Except for the improvements in internal controls set forth above, no material changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASIA GREEN AGRICULTURE CORPORATION

Date: November 14, 2011	/s/ Tsang Yin Chiu Stanley
Tsang Yin Chiu Stanley, Chief Financial Officer
(Principal Accounting Officer)

Exhibit
No.	Document Description	Incorporation by Reference
10.1	English Translation of the Domestic Factoring Contract dated July 26, 2011 by and between Fujian Yaxin Food Co. Ltd and Industrial and Commercial Bank of China Limited, Jianyang Branch.	Filed herewith.
10.2	English Translation of the RMB Fund Loan Contract dated August 4, 2011 by and between Fujian Yaxin Food Co., Ltd. and the Songxi Sub- branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.3	English Translation of the Natural Person Guarantee Contract dated August 4, 2011 by and among Mr. Zhan Youdai, Ms. Zhou Liufeng and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.4	English Translation of the RMB Fund Loan Contract dated August 4, 2011 by and between Fujian Yaxin Food Co., Ltd. and the Songxi Sub- branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.5	English Translation of the Natural Person Guarantee Contract dated August 4, 2011 by and among Mr. Zhan Youdai, Ms. Zhou Liufeng and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.6	English Translation of the Domestic Commercial Invoice Discount Financing Application Letter dated August 15, 2011 by and between Fujian Yada Group Co. Ltd and Industrial and Bank of China Songxi Branch.	Filed herewith.
10.7	English Translation of the Mortgage Loan Agreement dated August 17, 2011 by and between Fujian Yaxin Food Co., Ltd. and the Jianyang City Rural Credit Cooperative Union Business Department.	Filed herewith.
10.8	English Translation of the Domestic Letter of Credit Opening Contract dated September 27, 2011 by and between Fujian Yada Group Co. Ltd and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.9	English Translation of the Guarantee Deposit Pledge Contract of Domestic Letter of Credit Opening Contract dated September 27, 2011 by and between Fujian Yada Group Co., Ltd. and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.10	English Translation of the Guarantee Contract dated September 27, 2011 by and between Fujian Shenda Import and Export Trading Co., Ltd. and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.11	English Translation of the Guarantee Contract dated September 27, 2011 by and between Songxi Yasheng Food Co., Ltd. and Songxi Sub- branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.12	English Translation of the Natural Person Guarantee Contract dated September 27, 2011 by and among Mr. Zhan Youdai, Ms. Zhou Liufeng and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.