Form 10-K
period 2011-12-31
Asia Green Agriculture Corp
filed 2012-03-30
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [    ]     No [X]

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

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [    ]     No [X]

The aggregate market value of the shares of common stock held by non-affiliates of the registrant (based upon the $4.00 closing price of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board), was approximately $57 million. Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 02, 2012, there were 36,823,626 shares of the registrant's common stock outstanding. The common stock is the registrant's only class of stock currently outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant's fiscal year end December 31, 2011 are incorporated by reference into Part III of this report.

USE OF TERMS; CONVENTIONS

          Except where the context otherwise requires and for the purposes of this report only:

•	“We,” “us,” “our company,” and “our,” refer to the combined business of Asia Green Agriculture Corporation (formerly known as SMSA Palestine Acquisition Corp.). and its consolidated subsidiaries;
•	“Sino Oriental” refers to Sino Oriental Group Limited, our direct, wholly-owned subsidiary, a BVI corporation;
•	“Misaky” refers Misaky Industrial Limited, our indirect, wholly-owned subsidiary, a Hong Kong corporation;
•	“Fujian Yada” refers to Fujian YADA Group Co., Ltd, our indirect, wholly-owned subsidiary, a Chinese corporation;
•	“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;
•	“Renminbi” and “RMB” refer to the legal currency of China; and
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

          Our functional currency is the RMB; however, our financial information is expressed in U.S. Dollars. Assets and liabilities are translated into U.S. Dollars at the closing exchange rates on the balance sheet date, and revenues and expenses are translated at the average exchange rate. The closing exchange rates were RMB 6.365 to $1 as at December 31, 2011 and RMB 6.612 to $1 as at December 31, 2010. The average exchange rates were RMB 6.453 to $1 for year ended December 31, 2011 and the rate of RMB 6.759 to $1 for the year ended December 31, 2010.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. Statements in this report regarding the following, among others, are forward looking statements:

•	our expected future business, financial condition and results of operations;
•	anticipated market demand for and timing of introduction of our products;
•	expectations regarding the growth of the organic food products and organic food processing industries in China;
•	expectations regarding trends in PRC governmental policies and regulations relating to the organic food based products and organic food processing industries; and
•	general economic and business conditions in China.

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

          These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by U.S. federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

•	Bamboo shoot products
•	Fresh vegetables and fruit
•	Processed vegetables

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

Our Industry

The Bamboo shoot industry

           Bamboo is a group of perennial evergreen plants and is one of the fastest growing woody plants in the world. Bamboo shoots are new bamboo culms that come out of the ground. They are edible and widely used in a number of Asian dishes and broths. Bamboo shoots are low in saturated fat, cholesterol and sodium; yet they are a good source of protein, vitamin E, niacin, iron, and dietary fiber. Bamboo shoots have similar nutritional elements as asparagus and are widely recognized as a healthy, green, organic food source (Source: www.wikipedia.com and www.nutritiondata.com). China has over 10 million total acres (40,468 square kilometers) of bamboo forest, placing it first in the world (Source: China Bamboo Shoot Association). China is also the largest producer of bamboo shoot products with over 90% of global market share (Source: China Bamboo Shoot Association). The overall Chinese bamboo shoot industry is highly fragmented; there are currently over 2,000 bamboo shoot companies in China.

Organic food products industry

           The global organic food market has experienced 20% to 30% annual growth in the past few years. China is one of the world's fastest growing markets for organic food products both in terms of consumer demand and commercial production. Sales of organic food products reached $2.1 billion in China in 2010 (Source: http://www.cnca.gov.cn:81/cnca/zwxx/xwdt/ynbd/563432.shtml), and accounted for only 0.8% of the global market share ( Source: www.cnca.gov.cn). The Organic Food Certificate Center estimates that China will account for more than 5% of the global organic food industry within the next ten years (Source: www.ofcc.org.cn).

           China's approach to organic food is somewhat unique as compared to other countries, in that the organic food space is segmented into Certified Organic and Green Food. "Green Food" refers to safe, fine quality and nutritious food produced and processed under the principles of sustainable development and certified by the China Green Food Development Center based on specified standards. Food products that meet these standards are permitted to be sold with a “Green Food” logo. The certified Green Food can be divided into two groups: Grade A (allowing the use of a certain amount of chemical materials) and Grade AA (another name for organic food) (Source: "Enhancing Sustainable Development Through Developing Green Food: China's Option" presented by Liu Lijuan, First Secretary, Mission of China to the United Nations in Geneva, July, 30 2003.) Organic certified requires that no chemical be used in the food production process. The objectives of Green Food are low environmental impact, good food safety and social efficiency. China has adopted the Green Food certifications as an alternative to full Organic certification, enabling the production of nutritious and safe foods, without the typical drop in agricultural production output that full Organic certification could cause (Source: Wikipedia: Organic Food; Organic Food Certification). According to our communication with the China Green Food Development Center, the average length of time required to obtain a Green Food certification is about one year. We sell products that are certified as Green Food, as well as products that are certified as Organic Food under the JAS (Japanese Agriculture Standard). We have also obtained Organic Food certifications for our bamboo shoots products from the China Organic Food Certification Center.

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

Our Operations

           We operate a vertically integrated process, from planting to processing. As a result we can ensure our products have high quality, meet applicable certification guidelines and are delivered to customers in a timely fashion. We produce fresh agricultural products on our own planting bases for two main purposes. The first purpose is to develop food products for sale directly for consumer consumption. The second purpose is to develop food products as raw material to be used for future processing. Fresh agricultural products are harvested, sorted, packaged and delivered directly to distributors and end-users. The remaining fresh agricultural products are delivered to production facilities for processing. The table below summarizes our planting bases as of December 31, 2010, December 31, 2011 and our anticipated expansion for 2012.

	2010	2011	2012E
Bamboo forest	30,500 acres (123.43 square kilometers)	31,700 acres (128.29 square kilometers)	40,000 acres (161.87 square kilometers)
Vegetables & Fruits (including mushrooms)	12,500 acres (50.59 square kilometers)	12,500 acres (50.59 square kilometers)	12,500 acres (50.59 square kilometers)

Bamboo forest

          As of December 31, 2011, we had the right to use approximately 31,700 acres (128.29 square kilometers) of bamboo forest. We purchase land use rights to bamboo forest, or enter into lease agreements with the local rural village cooperatives and pay rent for the use of the land. Generally, the terms of our bamboo forest leases are for a period of 20 to 37 years. We are currently in the second to seventh year of each of our lease terms for bamboo forest.

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

          We plan to expand our bamboo forest to an aggregate of 40,000 acres (161.87 square kilometers) by the end of 2012.

Vegetable and fruit planting base

          As of December 31, 2011, we had the right to use approximately 12,500 acres (50.59 square kilometers) of vegetable and fruit planting bases through long-term lease contracts. Our vegetable and fruit planting base leases are held under 5-year to 30-year terms. We are currently in the second to seventh year of each of our lease terms for our vegetable and fruit planting basis.

          We adopt an integrated approach in managing vegetable and fruit planting processes. Before planting, we receive sales indications from our customers on anticipated requirements and product specifications. After analyzing these indications, we formulate a planting schedule, by taking into account order sizes, market dynamics, and land requirements. The lead time for agricultural production varies depending on the type of vegetable or fruit, and on average, takes three to four months. This customer-driven process is intended to improve production efficiency and eliminate over/under production of products.

          Farmers conduct the entire planting process for our vegetables and fruits according to our standardized planting procedures using designated seeds, fertilizer, and, if appropriate, pesticides.

Our Products

          We currently provide over 100 kinds of fresh and processed products that can be grouped into the following three categories: organic bamboo shoot products, fresh vegetables and fruits and processed vegetables.

Organic bamboo shoot products

          We sell fresh bamboo shoots and processed bamboo shoot products. We have developed strong brand equity for bamboo shoot products in China. In May 2011, State Administration of Industry and Commerce recognized our “ ” mark as a “Well Known Trademark. Our bamboo shoot revenue accounted for approximately 48% of our total revenue in 2011.

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

          Fresh bamboo shoots are delivered directly to customers after sorting, weighing and packaging. Processed bamboo shoots are boiled in water immediately after harvesting, and are then preserved in 18 liter metal cans. Processed bamboo shoots can be stored for up to three years before being processed into final product. We can process water boiled bamboo shoots into various forms, such as block, slice, strip or crumb, based upon customer requirements. All final products are packaged in vacuumed plastic bags.

           In April 2010, we launched a new processed bamboo shoot product called the high PH bamboo shoot. It is produced from fresh spring bamboo shoots using our own proprietary process. High PH bamboo shoots keep a fresh appearance, taste and flavor over time by maintaining a similar PH value level to that of fresh bamboo shoots. These attributes significantly differentiate this product from traditional processed bamboo shoots. By having high PH bamboo shoots, our customers are able to enjoy fresh tasting bamboo shoots during the off-season which we designate to be during the months of May to December. Because high PH bamboo shoots are produced from low cost spring bamboo shoots and can be sold at premium off-season prices, the product is generating higher gross profit margin than fresh bamboo shoots and traditional processed bamboo shoots. We have experienced strong demand for high PH bamboo shoots since launching them in April 2010, and believe this product has great market potential. We believe we are the sole supplier of this product in the world. We have applied for patent protection on the processing procedures and formulation for high PH bamboo shoots. That application is pending.

          In December 2010, we launched a seasoned bamboo shoot product that is ready-to-eat and like a snack. To date, revenue from this product has not been material.

Bamboo wood

          In order to maintain an optimal density of bamboo forests for production of bamboo shoots, we cut and harvest a proportion of older bamboo and sell it for wood products. In 2011, approximately 15% of our total revenue was derived from selling mature bamboo for use in wood products.

Fresh vegetables and fruits

          Fresh fruits and vegetables accounted for approximately 29% of our total revenue in 2011. We grow and sell different varieties of vegetables and fruits, including mushrooms, corn, taro, radishes, cucumbers, ginger, and grapefruits. We harvest fresh vegetables and fruits, sort, weigh, pack and deliver these fresh vegetables and fruits to customers. Different varieties have different harvest seasons. Currently, we supply all of our fresh vegetables and fruits from our own planting bases and ship them to customers in season.

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

Processed vegetables

          Our processed vegetables are typically harvested, boiled and then dehydrated or brined. Processed vegetables include water boiled fuki, water boiled corn, brined ginger, water boiled mushrooms, dehydrated mushrooms and water boiled warabi. We supply most of the raw materials for our processed vegetables from our own planting bases. We also purchase pre-processed vegetables which are either not available in Fujian Province or which we are unable to produce in sufficient quantity. Processed vegetables contributed 8% of our total revenue in 2011.

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

Step-3 Final-product processing

          We take semi-products as raw material and further transform them into different forms such as block, flake, slice, strip and crumb according to different customer requirements. Then we pack the products in sealed plastic packaging and perform quality control for each batch of product.

Storage

          As of December 31, 2011, we had 6,000 metric tons of cold storage capacity, and 10,000 square meters of room temperature warehouse space. Cold storage is used to temporarily store fresh produce before preliminary processing or delivery to customers, as well as to store semi-processed high PH bamboo shoots. Room temperature warehouses are used to store semi-processed products (except for semi-processed high PH bamboo shoots) and finished products.

          In order to meet our growth requirements, we plan to add an additional 5,500 metric tons of cold storage capacity by the end of 2012. As of December 31, 2011, the construction work is underway. The primary purposes of building the new cold storage facility are to:

  Provide the necessary storage for fresh raw materials which are later used for processed products
  Satisfy the storage needs for our high PH bamboo shoot production
  Improve fresh produce delivery flexibility as market conditions change

Procurement

          Our planting bases are located in China. We contract with local farmers to supervise the planting, growing and harvesting in accordance with our specifications. We also purchase raw materials from suppliers including seeds, fertilizers, fresh agricultural products, semi-processed vegetables, and packaging materials.

          Historically, we have also purchased some fresh and semi-processed vegetables which do not grow in Fujian Province or which we do not adequately produce from our own planting bases. In the future, we expect to continue to procure fresh and semi-processed vegetables from third party suppliers when it makes strategic sense.

Quality Control & Certifications

          Product quality is a core focus. We have an established and traceable quality control system in place from planting to finished products. We conduct quality control in the following procedures:

•	We use only internally designated premium seeds, fertilizer and pesticides to ensure consistent and high quality products

•	Standardized written planting handbooks for each crop

•	Designated internal staff responsible for close oversight of the planting process;

•	Quality tests conducted 10 days before harvest of every
batch

•	We conduct quality testing before preliminary processing, before further processing, and before delivering finished products.

•	We have full time staff responsible for quality control.

          We have obtained the following certificates for certain of our products and planting bases:

  Japanese Agricultural Standard (the highest agricultural quality standard issued by Overseas Merchandise Inspection Company);
  ISO 9001: 2008 and ISO 9001:2000 by China Quality Certification Center (中国质量认证中心);
  Hazard Analysis and Critical Control Points by China Quality Certification center (中国质量认证中心);
  Green Food by China Green Food Development Center (中国绿色食品发展中心);
  Organic Food Certificate by China Organic Food Certification Center (COFCC) (中绿华夏有机食品认证中心); and
  Organic Certificate by The Institute for Marketecology (IMO).

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

           ISO 9000 is a family of standards for quality management systems. ISO9001:2008 is the most current ISO standard and include requirements on quality management, resource management, product measurement, measurement, analysis and improvement (source: Wikipedia). Our Fujian Yada subsidiary has been awarded the certificate for its quality management system's compliance with the standard ISO9001: 2008 GB/T 19001-2008. The quality management system applies in the following area: production of boiled bamboo shoots soft pack can, boiled fuki soft pack can, boiled mixed vegetables soft pack can (including lotus root, osmunda japonica thunb and pteridium aquitinum ), boiled edible fungi soft pack can, boiled corn soft pack can and 18-Liter boiled bamboo shoots can. Our Fujian Yaxin subsidiary has been awarded the certificate for its quality management system's compliance with the standard ISO9001:2000 GB/T 19001-2000 for its production of boiled bamboo shoots soft pack can, boiled edible fungi soft pack can, boiled wild vegetables soft pack can, boiled fuki soft pack can, 18-Liter boiled bamboo shoots can and boiled fuki can.

          Hazard Analysis Critical Control Point (HACCP) is a systematic preventive approach to food safety and pharmaceutical safety that addresses physical, chemical, and biological hazards as a means of prevention rather than finished product inspection. It requires the operators to conduct a hazard analysis, identify critical control points, establish critical limits and monitoring for each critical control point, and establish corrective actions. (source: Wikipedia). We have been awarded the certificate of HACCP for the production of boiled bamboo shoots, boiled fuki, boiled mixed vegetables (including lotus root, osmunda japonica thunb, and pteridium aquitinum), boiled edible fungus, and boiled corn soft pack can. We have also been awarded the HACCP certificate for the production of boiled bamboo shoots soft pack can, boiled edible fungi soft pack can, boiled wild vegetables soft pack can, boiled fuki soft pack can, 18-Liter boiled bamboo shoots can and 18-Liter boiled fuki can.

          We have been awarded certificates of Organic Food for our 18-Liter canned boiled bamboo shoots, boiled bamboo shoots, sliced boiled bamboo shoots, and dried bamboo shoots. We have been awarded certificates of Green Food for our fresh bamboo shoots, winter bamboo shoots, sweet tangelo and sweet corn.

           Our subsidiary Fujian Yada has been issued an Organic Food Certificate valid from December 01, 2010 to November 30, 2011 by China Organic Food Certification Center (COFCC) in the area of production, process, labeling and sales, and management system. COFCC is a professional organization responsible for organic food certification and management under the Ministry of Agriculture of the P.R.C. Major functions of COFCC includes supporting enterprises to cultivate organic food market, promoting organic trade in international market and providing evidence for Chinese government to make organic food standard and organic agriculture policies. The renewal of the certificate is now in process.

           The Institute for Marketecology (IMO) is one of the first and most renowned international agencies for inspection, certification and quality assurance of eco-friendly products. Its world-wide activities are accredited by the Swiss Accreditation Service (SAS) according to EN 45011 (ISO 65), which is the international standard for certification. IMO offers certification for organic production and handling according the EU Regulation (EC) No. 834/2007 and (EC) No. 889/2008. Also it has been accredited by USDA for organic certification according to the American National Organic Program (NOP) (source: http://www.imo.ch/). We have been awarded a certificate by IMO for our organic wild collection, processing and marketing of organic products, bamboo shoots and boiled bamboo shoots. The renewal of the certificate is now in process.

Intellectual Property

          We have obtained or filed trademark registrations for the following marks with the Trademark Bureau of the Peoples Republic of China State Administration of Industry and Commerce. The duration of the trademark protection in the PRC is 10 years from the effective registration date:

          We have filed a patent application covering our high PH bamboo shoot product with the State Intellectual Property Office of PRC. That application is pending.

Research & Development

          Our research and development efforts are intended to achieve the following objectives:

•	Achieve superior product safety and quality
•	Reduce production costs
•	Improve planting technology in order to increase crop yields
•	Develop new, high value-added products

          In 2011, we incurred only nominal research and development expenses. Some of our activities were carried out in-house by our own staff, which did not incur material expenses. Other activities were done in conjunction with professors and researchers from research institutes and universities with which we have relationships, including Fujian Agriculture and Forestry University, Wuyi University and Fuzhou University. Under those programs we provide the professors and researchers with nominal compensation in addition to reimbursement of expenses. Often these programs provide for joint ownership between us and the universities of any intellectual property rights resulting from the research. In those situations we may be required to enter into a separate license with the university in order to commercialize the product.

Sales and Distribution

Domestic market

          In 2011, approximately 93% of our revenues were derived from sales of products into the domestic Chinese market. We sell products in China through our own sales force as well as more than 100 distributors. All of our processed products are sold in China under the Fujian Yada brand.

          Our products are sold to:

•	Farmer's markets
•	Supermarkets in China, mainly Fujian Province and Shanghai
•	Hotels and restaurants
•	Specialty stores
•	Food manufacturers
•	The high speed train originating from the Fuzhou station

           We currently have sales offices in Shanghai and Fuzhou. Our domestic sales network covers 10 provinces and cities including Shanghai, Beijing, Tianjin, Shandong, Jiangsu, Zhejiang, Fujian, Hubei, Henan, and Guangdong. Our sales teams are responsible for pursuing direct sales to customers including new businesses in the Eastern China market. We sell direct to supermarkets such as Shanghai Yimaide, Kangda-mart, Hui Jin stores, and Hualian marts in Shanghai. We sell to other major supermarkets such as Carrefour, Jiadeli and Wal-mart through distributors. We now sell directly and indirectly to over 800 stores of such major supermarkets. Sales directly to supermarkets and sales to distributors that sell to supermarkets accounted for about 8% of our total net sales for the year ended December 31, 2011. We shall expand our sales to major retailers to other provinces in China.

Japan market

          In 2011, sales to the Japanese market accounted for approximately 7% of our total revenue. We sell semi-finished and final processed products to Japan. We do not currently sell fresh agricultural goods to Japan. At present, we perform all export business through one subsidiary, Shengda. We sell products in Japan through more than 20 overseas distributors. Our Japanese customers primarily consist of convenience stores and food manufacturers.

          All of the products we sell to Japan are sold under an original equipment manufacturer, or OEM, arrangement, whereby we manufacture the products and they are labeled under a third party's brand name. However, the product package credits Fujian Yada as the raw material provider. We anticipate stable growth in the Japanese market for at least the near term.

Brand strategy

          We seek to expand our customer base and enhance brand recognition by:

•	Continuing to penetrate well-known supermarkets to promote organic and green food products;
•

Attending various green food exhibitions and organizing nutrition training sessions for distributors to promote food containing crude fiber, such as bamboo shoot products and fuki and green agricultural food; and

•	Promoting the trademark “ ”, recognized by the State General Administration for Industry and Commerce as a “well-known trademark” in China in May 2011.

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

•

Pricing. Based on communications with our customers and retailers, we believe that the prices of our products are roughly average, with some of our products being less expensive and others more expensive than our competitor's products. We anticipate that we will not be a low price leader. Rather our pricing strategy will be to provide quality products at prices that are near our competitors.

•

Product taste and quality. Based on customers’ comments during communications with our sales personnel, we believe Chinese consumers generally recognize our products as having superior quality, taste and freshness. We place significant emphasis on food quality and safety and have a well-established, traceable and strict quality control system for all stages of our business, including planting, raw material sourcing, processing, packaging, storage and transportation. We apply internal quality controls which we believe are stricter than the national standard. As a result, we have received a number of product quality certifications. See “Operations—Quality Control and Certifications” above. In 2011, we grew and supplied a majority of our raw materials from our own planting bases and processed our processed vegetables in our own processing facilities.

•	Brand recognition. In 2011 our “ ” brand was recognized as “Well Known Trademark”. To our knowledge, we are the only producers of bamboo shoot products that have received this recognition.

•

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

•

Sales network. We sell all fresh agricultural products and a portion of our processed products in China through an extensive nationwide sales and distribution network, covering 10 provinces and cities. This network was comprised of more than 100 distributors and about 40 direct sales employees of our sales offices in Shanghai and Fuzhou. We sell our products, directly or indirectly through distributors, to farmers markets, supermarkets mainly in Fujian and in Shanghai, and various food manufacturers, chain restaurants and retailers in China.

Growth strategy

          As a vertically integrated green and organic agricultural product producer in China with strong brand recognition, we believe we are well positioned to capitalize on future industry growth. We are focused on leveraging industry opportunities and our competitive strengths to become China's leading brand for green and organic food products through the following initiatives:

•

Expand our planting base. Out of a total of 31,700 acres of bamboo forests, our 27,700 acres of bamboo forest produced approximately 37,000 metric tons of bamboo shoots in 2011, while the remaining were newly added and did not commence production of bamboo shoots in 2011. Out of a total of 12,500 acres of vegetable and fruit planting bases, our 11,400 acres of vegetable and fruit planting bases collectively produced approximately 75,000 metric tons of vegetables and fruits in 2011, while the remaining were newly added and did not commence production in 2011. In order to satisfy increasing market demand, we plan to expand our bamboo forest by an additional 8,300 acres of bamboo forest by the end of 2012.

•

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

•

Increase our cold storage capacity. Currently, we have a 6,000 metric ton cold storage facility for storing fresh and semi-finished products. We plan to build a new cold storage facility to increase the capacity by an additional 5,500 metric tons, in order to meet the requirements of our existing products and the anticipated need for recent new product launches. As of December 31, 2011, the construction work for this new cold storage facility has commenced.

•

Further enhance our brand recognition. We have been gaining brand recognition in China, especially in Fujian Province. Our brand “” has been awarded “Well Known Trademark” in China in 2011. We expect to further enhance our branding through branded counters in supermarkets. We currently have five Yada-branded distribution locations in selected locations throughout China. While we intend to maintain operation of these stores for the foreseeable future, we no longer plan to open additional Yada-branded distribution locations.

Regulation

          The food industry, of which vegetable and fruit based products form a part, is subject to extensive regulation in China. The following summarizes the most significant PRC regulations governing our business in China.

Food Hygiene and Safety Laws and Regulations

          As a producer of food products in China, we are subject to a number of PRC laws and regulations governing food safety and hygiene, including:

•	The PRC Product Quality Law
•	The PRC Food Safety Law
•	The PRC Food Hygiene Law
•	The Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises

•	The Regulation on the Administration of Production Licenses for Industrial Products
•	The Provisional Rules on the Release of Food Advertisement
•	The Provisions on the Administration of Hygiene Registration of Export Food Producing Enterprises
•	The General Measure on Food Quality Safety Market Access Examination
•	The General Standards for the Labeling of Prepackaged Foods
•	The Standardization Law
•	The Special Rules on Strengthening Safety and Supervision of Food and other Products
•	The Regulation on Hygiene Administration of Food Additive
•	The Regulation of Administration of Bar Code Merchandise
•	The PRC Metrology Law

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

Environmental Regulations

          We are subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include:

•	The Environmental Protection Law of the PRC
•	The Law of PRC on the Prevention and Control of Water Pollution
•	Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution
•	The Law of PRC on the Prevention and Control of Air Pollution
•	Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution
•	The Law of PRC on the Prevention and Control of Solid Waste Pollution
•	The Law of PRC on the Prevention and Control of Noise Pollution

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

•

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

•

PRC Foreign-funded Enterprises Law The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership, and also exerts substantial influence over the manner in which we must conduct our business activities through its regulations regarding land use rights, property and other matters. Our ability to operate in China may be harmed by changes in its laws and regulations, including with respect to land use rights, property and other matters. For example, government actions in the future could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

•

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

          Under the PRC laws, farmers of a rural cooperative or other individuals or organizations desiring to cultivate lands are required to enter into Contracted Farming Agreements (承包合同) with the Villagers' Committees (村委会) or Rural Collective Economic Organizations (村集体经济组织) in order to legally obtain a Rural Land Contracted Operation Right (农村土地承包经营权) for use in crop farming, forestry, animal husbandry and fisheries production under a term of 30 years. They should sign a contract with the correspondent contractor which can be a Villagers' Committee (村委会) or a Rural Collective Economic Organization (村集体经济组织), to define each other's rights and obligations. Farmers who have contracted land for operation are obliged to use the land rationally according to the purposes agreed upon in the contracts. The right of operation of land contracted by contractors shall be protected by law. Within the validity term of a contract, the adjustment of land contracted by individual contractors should get the consent from over two-thirds majority vote of the villagers' congress of a Rural Collective Economic Organization (村集体经济组织) or over two-thirds of villagers' representatives of a Villagers' Committee (村委会) and then be submitted to land administrative departments of the township (town) people's government and county level people's government for approval.

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

Preferential Policies for the Agriculture Industry

As part of the agricultural industry in China we enjoy certain preferential policies and subsidies:

Currently earnings from certain products that we produce and sell are exempt from China's value added tax and enterprise income tax (this exemption is reviewed on an annual basis and can be eliminated at any time).

Under a preferential policy related to agricultural product development, the Ministry of Agriculture and the Agriculture Department of Fujian Province subsidizes a portion of the interest payments on our outstanding commercial loans.

The provincial government in Fujian Province subsidizes certain utility costs, including water.

The elimination of any of these preferential policies or subsidies would increase our operating or tax expenses and impact our profitability.

Our Employees

            As of December 31, 2011, we employed total of 384 full-time employees in the following functions:

Department	Number of Employees
Senior Management	5
Human Resource & Administration	30
Production & Procurement	264
Sales & Marketing	55
Accounting	30
Total	384

          Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

          We are required under PRC law to make contributions to employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. Implementation of social insurance laws has changed in recent years. We have attempted to pay all of our social insurance payments for our past employees but disparities in records and implementation have made this difficult. See “Risk Factors-We may face claims and/or administrative penalties for non-execution of labor contracts or nonpayment and/or under payment of social insurance and housing fund obligations in respect of our temporary workers and our full-time employees.” We believe that we are currently in material compliance with the relevant PRC employment laws for our current employees.

Seasonality

          As is typical in the food and food processing industry, we experience seasonality in our business. Our bamboo shoots business operates primarily in the first and fourth fiscal quarters every year. Our fresh fruit and vegetable business varies according to the seasonality of each type of vegetable and fruit. Our fruit and vegetable processing lines are carried out year-round because our primary source fruits are harvested during different periods and must be processed right away. As a result of seasonality, our personnel, working capital requirements, cash flow and inventories vary throughout the year.

Insurance

          We have property insurance for all of our facilities. We believe our insurance coverage is customary and standard for companies of comparable size in comparable industries in China. We do not have any business liability, interruption or litigation insurance coverage for our operations in China. In China, insurance for bamboo forests is available under “property loss insurance”, however, we did not buy such insurance covering bamboo forests. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure.

Our Corporate Structure

          We are a Nevada holding company and conduct substantially all of our business through our operating subsidiary Fujian Yada in China. We own all of the equity in Fujian Yada through Sino Oriental and Sino Oriental’s wholly owned subsidiary Misaky. Both Sino Oriental and Misaky are intermediate holding companies and have no other significant assets and operations of its own. Fujian Yada is incorporated in China in 2001. Subsequently, in a series of transactions in 2010, Misaky acquired 100% ownership of Fujian Yada.

          The following chart reflects our organizational structure as of the date of this report.

Our Corporate History

          We were originally incorporated in the State of Nevada on May 31, 2008 to effect the reincorporation of Senior Management Services of Palestine, Inc., a Texas corporation. On January 17, 2007 Senior Management Services of Palestine, Inc. and its affiliated companies (collectively " SMS Companies "), filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On August 1, 2007, the bankruptcy court confirmed the First Amended, Modified Chapter 11 Plan (the " Plan "), as presented by SMS Companies and their creditors. The effective date of the Plan was August 10, 2007.

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

          The revenues we generate from the sale of certain products that we produce and sell are currently exempt from China's value added tax and enterprise income tax. Pursuant to PRC tax laws and regulations, the proceeds from the sale of processed food products, regardless whether consumed within the PRC or exported overseas, are exempt from VAT. In addition, tax rebates of VAT on Purchases are currently offered to all processed food products which are exported overseas. We enjoyed export tax rebates of VAT on Purchases of $1.1 million and $0.7 million for the fiscal years 2011 and 2010, respectively.

          In addition, we also enjoy full exemption of income tax in respect of revenue generated from our self-produced fresh bamboo shoot products, bamboo wood, fresh vegetables and certain high PH bamboo shoots. We did not pay any income taxes in 2011 or 2010 on revenues from sales of fresh bamboo shoot products, certain high PH bamboo shoots, bamboo wood or fresh fruits and vegetables. This exemption is reviewed on an annual basis and can be eliminated at any time.

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

          Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. We have obtained trademark registrations for a number of our products and brands with the Trademark Bureau of PRC State Administration of Industry and Commerce. In addition, our business depends on acceptance by our independent distributors and consumers of our brand. Although we believe that we have made progress towards establishing market recognition for our brands in the Chinese green and organic food products industry, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

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

          We sell products through our own sales force as well as distributors. Our distributor network in China covers 10 provinces (cities) including Shanghai, Beijing, Tianjin, Shandong, Jiangsu, Zhejiang, Fujian, Hubei, Henan, Guangdong. In some instances we have written agreements with our distributors but they are generally renewable at the beginning of every year. In addition, the written agreements with our significant distributors do not guarantee the level of performance under those agreements, and generally those agreements may be terminated by the respective distributor upon notice of specified period.

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

          Failure to execute our business expansion plan could adversely affect our financial condition and results of operations.

          We plan to increase our business through:

•	Expansion of our bamboo forests and planting bases;
•	Expansion of sales channels;
•	Further enhance our brand recognition;
•	Expansion of our processing and cold storage facilities; and
•	Development of new products such as our high PH bamboo shoots.

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

          Our business can be highly seasonal. We generate most of our sales from bamboo shoots. Harvest season for bamboo shoots is from December to April. Accordingly, we have historically generated a substantial portion of our revenues during our first and fourth fiscal quarters. We attempt to mitigate the effect of seasonality by managing our portfolio of products and extending our sales season through additional cold storage facilities and new technologies like our high PH bamboo shoots. Sales in the first and fourth fiscal quarters accounted for approximately 50% of our net sales for the fiscal year ended December 31, 2011, but were 61% of our net sales for the fiscal year ended December 31, 2010. If sales in these quarters are lower than expected, it would have a disproportionately large adverse impact on our annual operating results. Moreover, our sales or results of operations for any particular quarter may not be indicative of the results anticipated in future quarters.

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

          Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products under various brands for which we have secured or sought trademark registration. We cannot provide any assurance that the pending trademark will be issued or that the issuance of the trademark will provide adequate protection for our brands. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights.

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

          In China, insurance for bamboo forests is available under “property loss insurance”, however, we did not buy such any insurance covering bamboo forests. As a result, our bamboo forest could be in the risk of loss due to any unexpected accidents or force majeure without any insurance compensation or insurance protection.

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

          We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	A higher level of government involvement;
•	An early stage of development of the market-oriented sector of the economy;
•	A rapid growth rate;
•	A higher level of control over foreign exchange; and
•	The allocation of resources.

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

           Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions except that we have entered into foreign exchange forward contracts for the purpose of hedging the foreign exchange risk related to Japanese Yen. While we may enter into other hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

          Currently, some of our test equipment is imported from Japan. In the event that the Japanese Yen appreciates against RMB, our costs for this equipment will increase. In addition, approximately 7% of our revenues came from sales to customers in Japan in fiscal 2011. If the Japanese Yen depreciates against the RMB the cost of our products would effectively increase to Japanese customers. Any increase in price could result in decreased sales and profitability for that market, and our profitability and operating results would suffer.

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

          Mr. Zhan Youdai is a citizen of the PRC and holds a Philippines Visa. He may have obtained the citizenship of the Philippines if and when he exercises his option rights and thus gains control our company, However, under the Circular 75, a "domestic resident natural person" not only refers to a natural person who holds a resident identity card, a passport or other lawful identity certificate of the People's Republic of China, but also a natural person who has no legal identity inside China but habitually resides inside China due to reasons of economic interests. As a result, we are not sure whether Mr. Zhan Youdai will habitually reside inside China afterwards and whether he will comply with the requirements of Circular 75.

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

          We have obtained Pollutants Discharge Permit (《排污许可证》) for Fujian Yada and Yaxin.

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

          We hire temporary workers to work in our processing factories on a temporary basis. We also, from time to time, hire farmers to work in our planting bases to handle due to the increased workload during harvesting seasons (collectively referred to as "Temporary Workers"). Prior PRC law was unclear with respect to our obligations to enter into labour contracts with, or pay any social insurance or housing funds for, our Temporary Workers, and historically we did not enter into such contracts or pay social insurance for our Temporary Workers. With the implementation of PRC Labour Contract Laws (中华人民共和国劳动合同法, "PRC Labour Contract Law") which came into effect from January 1, 2008 and the Implementation Regulations for the Labour Contract Laws (中华人民共和国劳动合同法实施条例) which came into effect September 18, 2008, the PRC government has been adopting increasingly stringent supervision standards over the labour market in the PRC, in particular the farmer workers. In view of the new legal environment, beginning February 1, 2006, we appointed a licensed employment service agent, Nanping Labour Dispatch Services Co., Ltd., Songxi Branch (南平市劳务派遣服务有限公司松溪分公司) to hire our Temporary Workers and dispatch such workers to our operating subsidiaries. Under this arrangement, the Temporary Workers are employees of the dispatch agent, and the agent undertakes the legal obligation to enter into labor contracts and to pay the social insurance and/or housing fund for the workers. The agent also confirms to us that it has undertaken all legal obligations as required by, and complied with all compulsory requirements of, applicable PRC labour laws and regulations. Despite the labor arrangement, according to the PRC Labour Contract Law, in the event that the agent violates applicable PRC labor law, resulting in damages to the employees, we may be held liable to compensate the Temporary Worker for such losses. Although we would be entitled to compensation by the agent for such losses, there is no assurance that the compensation we recovered, if any, would be sufficient to cover the losses incurred. We have obtained certain letters issued by the competent labor authorities and housing fund authorities confirming that we have not been penalized by the labor authorities or housing fund authorities.

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

          Our reasonable estimation of the potential liability for non-compliance with the PRC Labour Contract Law and its implementing rules as of December 31, 2011 is approximately $1,996,000, which includes the potential liability for non-compliance of the obligations of the social insurance and housing fund for our full-time employees and temporary workers, and reflects our current good faith estimate of the most likely aggregate costs of rectifying our potential non-compliance regarding the Law's obligations. However, our actual liability could be significantly higher.

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

          We secure access to our planting base through land use agreements that we enter into with the local provincial government or rural village cooperatives. In turn, under the Rural Contracting Law of 2002, the cooperatives grant us the right to enter on the land, and plant and harvest, pursuant to the terms of a rural land use contract. We have entered into 24 vegetables and fruit planting base lease agreements and six bamboo forest lease agreements with local rural villagers’ committees as of December 31, 2011. The total relevant rental cost of the planting bases is approximately $1,253,000 per annum, and that of the bamboo forest is approximately $2,130,000 per annum. Generally, we pay the annual rental costs to the village cooperatives at the end of every year. According to the Entrusting Collecting Agreements entered into with individuals who supervise the planting bases and bamboo forests, the rentals are paid to the rural cooperatives and collected by entrusted individuals on behalf of the Company. These rural land use contracts generally grant us the right to harvest bamboo forest for a term of 20 to 30 years, and to farm the land for vegetable and fruits for a term of 5 to 30 years. We are in the second to seventh year of the ease term of each vegetables and fruits planting base lease agreement and in the second to seventh year of the lease term of each bamboo forest lease agreements.

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

ITEM 4. MINE SAFETY DISCLOSURES

          Not applicable.

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

For the year ended December 31, 2011	High	Low
Fourth Quarter	$5	$1.3
Third Quarter	$4.5	$3.23
Second Quarter	$4	$4
First Quarter	$4	$4

For the year ended December 31, 2010
Fourth Quarter	$4	$4
Third Quarter	$4	$0.04
Second Quarter	$0.04	$0.04
First Quarter	N/A	N/A

Holders of Record

          As of March 2, 2012, 36,823,626 shares of our common stock were issued and outstanding, and held by approximately 535 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

          The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2012 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

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

Overview

          We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. Bamboo shoot products accounted for approximately 48% of our revenue in 2011, while fresh vegetables and fruit accounted for approximately 29% of revenue, processed vegetables for 8% of revenue, and bamboo wood for 15% of revenue, respectively.

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

          We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as the Japanese market. In 2011, we derived approximately 93% of our revenue in China and approximately 7% in Japan.

          Agricultural products are naturally subject to seasonality tied to their local growing season. For example, our fresh bamboo shoots, an important revenue driver, are only available for sale from approximately December through April. As a result, our fourth and first quarter revenues can be significantly higher than our second and third quarter revenues. We seek to offset the impact of seasonality on our revenues by managing a diversified portfolio of products. In addition to product diversification, we use cold storage facilities to preserve some of our fresh products to extend their season and time market sales to improve gross margin.

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

          We experienced substantial growth in 2011. Net sales for the year were $100 million an increase of approximately 39% over the year ended December 31, 2010. Gross margins for 2011 increased to 40% due mainly to decrease of reclamation fee incurred for bamboo forests and vegetables planting bases. Net income for the year was $31.3 million, an increase of $9.7 million or 45%, compared to the fiscal year ended December 31, 2010.

          In addition, we believe that the investments we made in physical facilities and planting bases in 2011 establish a strong foundation for growth in 2012 and beyond. Our current growth strategy is currently centered on the following initiatives:

•	Expand our planting base.
•	Further expand our domestic sales and distribution network and enter new markets.
•	Increase our processing facilities and cold storage capacity.
•	Further enhance our brand recognition.

          We are continuing to invest in new forest and planting bases. The table below summarizes our planting bases as of December 31, 2010 and December 31, 2011.

	December 31, 2010	December 31, 2011
Bamboo forest	30,500 acres (123.43 square kilometers)	31,700 acres (128.29 square kilometers)
Vegetables & Fruits	12,500 acres (50.59 square kilometers)	12,500 acres (50.59 square kilometers)

          We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of internal sales team members, outside sales agents and markets served at December 31, 2010 and December 31, 2011.

	December 31, 2010	December 31, 2011
Internal Sales Team Members	56	55
Distributors	100	163

          In 2011, we focused on expansion of our sales network in the domestic market. We have no immediate plans to expand our international sales presence beyond Japan.

           We had a 6,000 metric ton cold storage facility as at December 31, 2011 for storing fresh and semi-finished products. We are adding an additional 5,500 metric ton cold storage facility in order to meet the requirements of our existing products and the anticipated need for storage as a result of our recent new product launches. As of December 31, 2011, the construction work for the additional cold storage for this additional facility was underway.

          We have been gaining brand recognition in China, especially in Fujian Province. Our brand “ ” was awarded as a “Well Known Trademark” in China in 2011. At December 31, 2011 we had expanded our sales network to approximately 800 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

          The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the year			For the year
Item	ended			ended
	December 31, 2011			December 31, 2010
(Audited)	(As reported)			(As reported)
	In	As a		In	As a
	Thousands	Percentage		Thousands	Percentage
		of			of
		Net Sales			Net Sales
Net Sales	$100,073	100%		$72,106	100%
Cost of Sales	(60,273)	(60%	)	(46,274)	(64%	)
Gross profit	39,800	40%		25,832	36%
Selling and administrative expenses	(7,562)	(8%	)	(3,772)	(5%	)
Operating income	32,238	32%		22,060	31%
Government Grant Income	293	-		44	-
Other loss - net	(314)	-		(53)	-
Net finance costs	(720)	(1%	)	(620)	(1%	)
Income before income taxes	31,497	31%		21,431	30%
Income tax (provision) credit	(237)	-		164	-
Net income	31,260	31%		21,595	30%

          Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the year ended December 31, 2011 our net sales were $100.1 million compared to $72.1 million for the same period last year, an increase of $28.0 million or approximately 39%. Of such increase, approximately $19.7 million was attributable to increased sales volume of our products, while approximately $5.0 million was due to higher average selling prices of our products and approximately $3.3 million was due to the appreciation of the Renminbi against the US dollar.

          Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the year ended December 31, 2011 our cost of sales were approximately $60.3 million compared to approximately $46.3 million for the same period last year, an increase of approximately $14.0 million or approximately 30%. This increase was primarily due to higher sales volume. As a percentage of net sales, the cost of sales decreased to approximately 60% for the year ended December 31, 2011 from approximately 64% for the year ended December 31, 2010.

          Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was approximately $39.8 million for the year ended December 31, 2011, compared to approximately $25.8 million for the same period last year, an increase of approximately $14.0 million or approximately 54%. Gross profit as a percentage of net sales was approximately 40% and 36% for the year ended December 31, 2011 and 2010, respectively. The increase in the gross margin was primarily attributable to a decrease in reclamation fees incurred for our bamboo forests and vegetables planting bases due to floods that happened in 2010 and did not occur in 2011, and, to a lesser extent, to an increase in gross profit margin of high PH bamboo shoots and certain vegetable products.

          Selling and Administrative Expenses. Our selling and administrative expenses increased approximately $3.8 million, or approximately 100%, to approximately $7.6 million for the year ended December 31, 2011 from approximately $3.8 million for the year ended December 31, 2010.

           Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses increased to approximately $2.2 million for the year ended December 31, 2011, compared to approximately $1.4 million for the prior year, an increase of approximately $0.8 million. As a percentage of net sales, selling expenses for the two years ended December 31, 2011 and 2010 were roughly flat at approximately 2%. The dollar increase of our selling expenses is primarily attributable to employee share option expenses, and to a lesser extent, higher expenses associated with our sales expansion in the Chinese domestic market.

          Our administrative expenses include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased approximately $3.1 million, or approximately 130%, to approximately $5.4 million for the year ended December 31, 2011 from approximately $2.3 million for the year ended December 31, 2010. The increase is mainly attributable to employee share option expenses that we did not incur during the year ended December 31, 2010. In addition, we experienced increases in our salary expenses. As a percentage of net sales, administrative expenses for the year ended December 31, 2011 were approximately 5%, as compared to approximately 3% for the year ended December 31, 2010.

          Net Finance Costs. Our net finance costs were approximately $0.7 million and $0.6 million for the two years ended December 31, 2011 and 2010, respectively. The slight increase was primarily attributable to the increase in bank borrowings. As a percentage of net sales, net finance costs for the two years ended December 31, 2011 and  2010 were roughly flat at approximately 1%.

          Income Taxes. We had an income tax of approximately $0.2 million for the year ended December 31, 2011, as compared to an income tax credit of approximately $0.2 million for the year ended December 31, 2010. This was primarily attributable to an increase in our taxable profit, after our tax exemption on profits from sales of fresh produce.

          We receive significant tax exemptions and subsidies in connection with our business activities in China. See “Risk Factors—We benefit from certain preferential tax policies and subsidies for agricultural producers in China; the discontinuation or loss of any of these policies or subsidies would increase our tax expenses and reduce our profitability.” For example, in the year ended December 31, 2011, we enjoyed an income tax exemption on profits from fresh produce worth approximately $8.4 million. We cannot assure you that these tax exemptions and grants will continue, and if they do not, our net cash provided by operating activities and net income will be reduced by the value of the benefits lost. Based on our financial performance in prior periods, this decrease would constitute a material adverse effect on our operating results and liquidity and capital resources.

          Net Income. Our net income increased by approximately $9.7 million, or approximately 45%, to approximately $31.3 million for the year ended December 31, 2011 from approximately $21.6 million for the year ended December 31, 2010. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Liquidity and Capital Resources

          As of December 31, 2011, we had cash and cash equivalents of approximately $12.8 million, compared to $10.0 million for December 31, 2010. Our accounts receivable at December 31, 2011 was $24.2 million, compared to $20.9 million for December 31, 2010. Our days’ sales outstanding decreased to 88 days as at December 31, 2011 from 106 days as at December 31, 2010. The decrease was primarily due to an increased portion of sales of fresh products, with their shorter payment cycles, compared to processed products, in the fourth quarter of 2011 vs. 2010. We finished 2011 with net working capital of $43.5 million, compared to $30.0 million at the end of 2010.

          The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31
	(Audited)
	2011	2010
Net cash provided by operating activities	$24,593	$15,409
Net cash used in investing activities	(24,913)	(15,299)
Net cash provided by financing activities	2,899	9,043
Effect of exchange rate on cash and cash equivalents	266	414
Cash and cash equivalents at the beginning of the period	9,988	421
Cash and cash equivalents at the end of the period	12,833	9,988

Cash Flows from Operating Activities.

          Net cash provided by operating activities was approximately $24.6 million for the year ended December 31, 2011, an increase of approximately $9.2 million from $15.4 million for the year ended December 31, 2010. The increase of net cash provided by operating activities was primarily attributable to the additional net income generated in the period.

Cash Flows from Investing Activities.

          Net cash used in investing activities for the year ended December 31, 2011 was approximately $24.9 million compared to approximately $15.3 million for the year ended December 31, 2010. The increase of net cash used in investing activities was primarily attributable to the expansion of production facilities and planting bases. During fiscal 2011 we invested approximately $4.8 million to acquire property, plant and equipment and approximately $20.1 million to acquire land use rights.

Cash Flows from Financing Activities.

          Net cash provided by financing activities was approximately $2.9 million in the year ended December 31, 2011, compared to approximately $9.0 million in fiscal year 2010. The net cash provided by financing activities for fiscal year 2011 was mainly attributable to proceeds from addition of borrowings. The decrease of net cash provided by financing activities was primarily due to the private placement in 2010 which did not occur in 2011.

          In addition to cash flows from operations, our principal source of liquidity is borrowings under a number of financing agreements. We are in material compliance with the covenants in the agreements. Any failure by us to meet the obligations under the agreements could have an adverse impact on our liquidity and capital resources. As of December 31, 2011, our banking facilities were composed of secured short-term borrowings of approximately $9,415,000.

          We had the following financing arrangements as of December 31, 2011, including those with third parties:

  Fujian Shengda Food Co., Ltd entered into a Maximum Amount Mortgage Contract on March 19, 2009 with China Construction Bank Corporation Ltd Songxi Branch, filed as Exhibit 10.1, to provide a RMB4,130,000, or $618,615 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

  Fujian Shengda Food Co., Ltd entered into a Maximum Amount Mortgage Contract on February 27, 2009 with China Construction Bank Corporation Ltd Songxi Branch, filed as Exhibit 10.2 to provide a RMB15,160,000, or $2,270,753 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

  Fujian Shengda Food Co., Ltd. entered into a Maximum Amount Mortgage Contract on March, 2009 with China Construction Bank Corporation Ltd Songxi Branch, filed as Exhibit 10.3, to provide a RMB7,840,000, or $1,174,321 mortgage to secure certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

  Fujian Shengda Import & Export Trading Co., Ltd., an indirectly owned subsidiary of the Company, entered into a Maximum Mortgage Contract on February 27, 2009 with China Construction Bank Corporation Ltd Songxi Branch, filed as Exhibit 10.4, to provide a RMB29,000,000, or $4,343,788 mortgage guarantee for certain debts owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Shengda Food Development Co., Ltd.

  Fujian Yada Group Co., Ltd. entered into a Bank Acceptance Agreement on August 11, 2010 with China Construction Bank Corporation Ltd Songxi Branch, filed as Exhibit 10.5, whereby China Construction Bank Corporation Ltd Songxi Branch accepts bills of exchange in the total amount of RMB5,800,000, or $868,758 for a service fee of 0.5‰ of the face value of the bills of exchange.

  Songxi Yasheng Food Co., Ltd. entered into a Guaranty Contract on August 11, 2010 with China Construction Bank Corporation Ltd Songxi Branch to guarantee payment of RMB3,150,000, or $471,825 debt owed to China Construction Bank Corporation Ltd Songxi Branch by Fujian Yada Group Co., Ltd, filed as Exhibit 10.6.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on February 16, 2011, filed as Exhibit 10.7, to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd the amount of RMB2,900,000, or $441,380 for purpose of capital turnover, and the annual interest rate of the loan shall be benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from February 16, 2011 to February 16, 2012.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on February 16, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd, filed as Exhibit 10.8, to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd. and indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB2,900,000, or $441,380.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on February 16, 2011, filed as Exhibit 10.9, to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd the amount of RMB3,100,000, or $471,820 for purpose of capital turnover, and the annual interest rate of the loan shall be benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from February 16, 2011 to February 16, 2012.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on February 16, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd., filed as Exhibit 10.10, to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, and indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB3,100,000, or $471,820.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on March 2, 2011, filed as Exhibit 10.11, to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd the amount of RMB5,000,000, or $761,000 for purpose of capital turnover, and the annual interest rate of the loan shall be benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from March 2, 2011 to February 2, 2012.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on March 2, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd, filed as Exhibit 10.12, to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, and indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB5,000,000, or $761,000.

  Fujian Yada Group Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Sub-branch entered into a Maximum Amount Guarantee Contract on June 28, 2010, filed as Exhibit 10.13, to guarantee a maximum of RMB20,000,000, or $3,044,001 for debts within the period from June 28, 2010 to June 27, 2011 owed to the Industrial and Commercial Bank of China Limited Jianyang Sub-branch by Fujian Yaxin Food Group Co., Ltd.

  Fujian Yaxin Food Co., Ltd. entered into a Domestic Factoring Contract on January 31, 2011, filed as Exhibit 10.14, to borrow from Industrial and Commercial Bank of China Limited Jianyang Sub-branch the amount of RMB2,600,000, or $395,720 for purpose of capital turnover, and the annual interest rate of the loan shall be benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from January 31, 2011 to the date when Fujian Yaxin Food Co., Ltd fulfills all the obligations under the Domestic Factoring Contract.

  Fujian Yaxin Food Co., Ltd. entered into a Small Business Loan Agreement on April 6, 2011, filed as Exhibit 10.15, to borrow from Industrial and Commercial Bank of China Limited Jianyang Sub-branch the amount of RMB5,000,000, or $773,503 for purpose of purchasing financial resources and materials, and the annual interest rate of the loan shall be 6.941%. The term of the Agreement shall be from April 6, 2011 to April 5, 2012.

  Fujian Yaxin Food Co., Ltd. entered into a Maximum Amount Liquid Fund Loan Contract on May 5, 2011, filed as Exhibit 10.16, to borrow from Jianyang City Rural Credit Cooperative Union Business Department the amount of RMB2,000,000, or $309,401 for purpose of purchasing financial resources and materials, and the monthly interest rate of the loan shall be 10.908%. . The term of the Agreement shall be from May 5, 2011 to May 4, 2012.

  Fujian Yaxin Food Co., Ltd. entered into a Domestic Factoring Contract on July 26, 2011, filed as Exhibit 10.17, to borrow from Industrial and Commercial Bank of China Limited Jianyang Sub-branch the amount of RMB3,000,000, or $469,498 for purpose of purchasing materials, and the annual interest rate of the loan shall be the benchmark interest rate announced by the People’s Bank of China plus a floating rate of 5% on each loan issuing date. The term of such Contract shall be from July 26, 2011 to January 12, 2012.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on August 4, 2011, filed as Exhibit 10.18, to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd the amount of RMB3,600,000, or $563,398 for purpose of capital turnover, and the annual interest rate of the loan shall be the benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from August 4, 2011 to February 4, 2012.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on August 4, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd., filed as Exhibit 10.19, to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB3,600,000, or $563,398.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on August 4, 2011, filed as Exhibit 10.20, to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd the amount of RMB1,400,000, or $219,099 for purpose of capital turnover, and the annual interest rate of the loan shall be the benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from August 4, 2011 to February 4, 2012.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on August 4, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd., filed as Exhibit 10.21, to assume the several and joint guarantee liability for the loan under a RMB Fund Loan Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB1,400,000, or $219,099.

  Fujian Yada Group Co., Ltd. entered into a Domestic Commercial Invoice Discount Financing Application Letter, filed as Exhibit 10.22, to borrow from Bank of China Songxi Branch an approximate amount of RMB3,278,635, or $513,104 for purpose of financing, and the annual interest rate of the loan shall be 5.85%. The term of such RMB Fund Loan Contract shall be from August 15, 2011 to January 2, 2012.

  Fujian Yada Group Co., Ltd entered into a Mortgage Loan Agreement on August 17, 2011, filed as Exhibit 10.23, to borrow from Songxi County rural Credit Cooperative Business Department the amount of RMB6,000,000, or $938,997 for purpose of purchasing fresh agricultural products, and the monthly interest of the loan shall be 0.8641667%. The term of such Mortgage Loan Agreement shall be from August 17, 2011 to February 14, 2012. The loan shall be only used for purposes in accordance with the Mortgage Loan Agreement.

  Fujian Yada Group Co., Ltd. entered into a Domestic Letter of Credit Opening Contract, filed as Exhibit 10.24, to borrow from Songxi Sub-branch of Construction Bank of China Co., Ltd. an approximate amount of RMB10,000,000, or $1,564,994 for capital turnover, and the deposit for issuing the L/C shall be 30% of the total amount of the L/C plus the floating amount (if applicable), which is RMB3,000,000, or $469,498. The term of such Domestic Letter of Credit Opening Contract shall be from September 27, 2011 to March 23, 2012.

  Fujian Yada Group Co., Ltd. entered into a Guarantee Deposit Pledge Contract of Domestic Letter of Credit Opening Contract on September 27, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd., filed as Exhibit 10.25, to provide a pledge for the guarantee deposit of RMB3,000,000, or $469,498, under a Domestic Letter of Credit Opening Contract between Fujian Yada Group Co., Ltd. and Songxi Sub-branch of Construction Bank of China Co., Ltd.

  Fujian Shengda Import and Export Trading Co., Ltd. entered into a Guarantee Contract on September 27, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd., filed as Exhibit 10.26, to assume the several and joint guarantee liability for a L/C under a Domestic Letter of Credit Opening Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB10,000,000, or $1,564,994.

  Songxi Yasheng Food Co., Ltd. entered into a Guarantee Contract on September 27, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd., filed as Exhibit 10.27, to assume the several and joint guarantee liability for a L/C under a Domestic Letter of Credit Opening Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB10,000,000, or $1,564,994.

  Mr. Zhan Youdai and Ms. Zhou Liufeng entered into a Natural Person Guarantee Contract on September 27, 2011 with Songxi Sub-branch of Construction Bank of China Co., Ltd., filed as Exhibit 10.28, to assume the several and joint guarantee liability for a L/C under a Domestic Letter of Credit Opening Contract between Fujian Yada Group Co., Ltd, an indirectly owned subsidiary of the Company, and Songxi Sub-branch of Construction Bank of China Co., Ltd. valued at RMB10,000,000, or $1,564,994.

  Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on November 28, 2011, filed as Exhibit 10.29, to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd. the amount of RMB8,000,000, or $1,256,953 for purpose of purchasing corns, mushrooms and fresh radishes, and the annual interest rate of the loan shall be the benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract shall be from November 28, 2011 to November 28, 2012.

  Fujian Yada Group Co., Ltd and Songxi Sub-branch of Construction Bank of Co., Ltd. entered into a Maximum Amount Mortgage Contract on November 28, 2011, filed as Exhibit 10.30, to provide a mortgage of land use rights for a maximum of RMB13,860,000, or $1,256,953 for debts within the period from 2011 to 2014 owed to the Songxi Sub-branch of Construction Bank of Co., Ltd. by Fujian Yada Group Co., Ltd.

Contract	Bank	Borrower/ Mortgager/ Guarantor	Loan/Mortgage d/Guaranteed Amount	Repayment Term of the Loan/ Repayment Term of the Loan Covered by Mortgage/Guarantee	Interest Rate	Maturity
Maximum Amount Mortgage Contract (Exhibit 10.1)	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd.	$618,615	March 19, 2009 to March 19, 2012	N/A	March 19, 2012
Maximum Amount Mortgage Contract (Exhibit 10.2)	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd	$2,270,753	February 27, 2009 to February 27, 2012	N/A	February 27, 2012
Maximum Amount Mortgage Contract (Exhibit 10.3)	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Food Co., Ltd.	$1,174,321	March, 2009 to March 2012	N/A	March 2012
Maximum Amount Mortgage Contract (Exhibit 10.4)	China Construction Bank Corporation Ltd Songxi Branch	Fujian Shengda Import & Export Trading Co., Ltd.	$4,343,788	February 27, 2009 to February 27, 2012	N/A	February 27, 2012
Bank Acceptance Agreement (Exhibit 10.5)	China Construction Bank Corporation Ltd Songxi Branch	Fujian Yada Group Co., Ltd.	$868,758	August 11, 2010 to February 11, 2013	A service fee of 0.5‰ of the face value of the bills of exchange	February 11, 2013
Guarantee Contract (Exhibit 10.6)	China Construction Bank Corporation Ltd Songxi Branch	Songxi Yasheng Food Co., Ltd.	$471,825	August 11, 2010 to February 11, 2013	N/A	February 11, 2013
RMB Fund Loan Contract (Exhibit 10.7)	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$441,380	February 16, 2011 to February 16, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 16, 2012
Natural Person Guarantee Contract (Exhibit 10.8)	Songxi Sub- branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$441,380	February 16, 2011 to February 16, 2012	N/A	February 16, 2012
RMB Fund Loan Contract (Exhibit 10.9)	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$471,820	February 16, 2011 to February 16, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 16, 2012
Natural Person Guarantee Contract (Exhibit 10.10)	Songxi Sub- branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$471,820	February 16, 2011 to February 16, 2012	N/A	February 16, 2012
RMB Fund Loan Contract (Exhibit 10.11)	Songxi Sub- branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$761,000	March 2, 2011 to February 2, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 2, 2012
Natural Person Guarantee Contract (Exhibit 10.12)	Songxi Sub- branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$761,000	March 2, 2011 to February 2, 2012	N/A	February 2, 2012

Maximum Amount Guarantee Contract (Exhibit 10.13)	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yada Group Co., Ltd	$3,044,001	June 28, 2010 to June 27, 2013	N/A	June 27, 2013
Domestic Factoring Contract (Exhibit 10.14)	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yaxin Food Co., Ltd	$395,720	January 31, 2011 to the date when Fujian Yaxin Food Co., Lt fulfills all the obligations under the Contract	Annual interest rate shall be the benchmark interest rate of the loan announced by the People’s Bank Of China as of the loan issuing day	The date when Fujian Yaxin Food Co., Ltd. fulfills all the obligations under the Contract
Small Business Loan Agreement (Exhibit 10.15)	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yaxin Food Co., Ltd	$773,503	April 6, 2011 to April 5, 2012	6.941% annual	April 5, 2012
Maximum Amount Liquid Fund Loan Contract (Exhibit 10.16)	Jianyang City Rural Credit Cooperative Union Business Department	Fujian Yaxin Food Co., Ltd	$309,401	May 5, 2011 to May 4, 2012	10.908 ‰ monthly	May 4, 2012
Domestic Factoring Contract (Exhibit 10.17)	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yaxin Food Co., Ltd	$469,498	July 26, 2011 to January 12, 2012	Annual interest rate shall be the benchmark interest rate of the loan announced by the People’s Bank Of China plus a floating rate of 5% on each loan issuing date	January 12, 2012
RMB Fund Loan Contract (Exhibit 10.18)	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$563,398	August 4, 2011 to February 4, 2012	Annual interest rate shall be the benchmark interest rate announced by the People's Bank Of China as of the value date	February 4, 2012
Natural Person Guarantee Contract (Exhibit 10.19)	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$563,398	August 4, 2011 to February 4, 2012	N/A	February 4, 2012
RMB Fund Loan Contract (Exhibit 10.20)	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$219,099	August 4, 2011 to February 4, 2012	Annual interest rate shall be the benchmark interest rate announced by the People’s Bank Of China as of the value date	February 4, 2012
Natural Person Guarantee Contract (Exhibit 10.21)	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$219,099	August 4, 2011 to February 4, 2012	N/A	February 4, 2012
Domestic Commercial Invoice Discount Financing Application Letter	Bank of China Songxi Branch	Fujian Yada Group Co., Ltd	$513,104	August 15, 2011 to January 2, 2012	5.85% per annum	January 2, 2012

(Exhibit 10.22)
Mortgage Loan Agreement (Exhibit 10.23)	Songxi County Rural Credit Cooperative Business Department	Fujian Yada Group Co., Ltd	$938,997	August 17, 2011 to February 14, 2012	0.8641667% monthly	February 14, 2012
Domestic Letter of Credit Opening Contract (Exhibit 10.24)	Songxi Sub-branch of Construction Bank of China Co., Ltd	Fujian Yada Group Co., Ltd	$1,564,994	September 27, 2011 to March 23, 2012	deposit for issuing the L/C shall be 30% of the total amount of L/C plus the floating amount (if applicable), which is approximately $469,498	March 23, 2012
Guarantee Deposit Pledge Contract of Domestic Letter of Credit Opening Contract (Exhibit 10.25)	Songxi Sub-branch of Construction Bank of China Co., Ltd	Fujian Yada Group Co., Ltd	$469,498	September 27, 2011 to March 23, 2012	N/A	March 23, 2012
Guarantee Contract (Exhibit 10.26)	Songxi Sub-branch of Construction Bank of China Co., Ltd	Fujian Shengda Import and Export Trading Co., Ltd.	$1,564,994	September 27, 2011 to March 23, 2012	N/A	March 23, 2012
Guarantee Contract (Exhibit 10.27)	Songxi Sub-branch of Construction Bank of China Co., Ltd	Songxi Yasheng Food Co., Ltd.	$1,564,994	September 27, 2011 to March 23, 2012	N/A	March 23, 2012
Natural Person Guarantee Contract (Exhibit 10.28)	Songxi Sub-branch of Construction Bank of China Co., Ltd	Mr. Zhan Youdai and Ms. Zhou Liufeng	$1,564,994	September 27, 2011 to March 23, 2012	N/A	March 23, 2012
RMB Fund Loan Contract (Exhibit 10.29)	Songxi Sub-branch of Construction Bank of China Co., Ltd	Fujian Yada Group Co., Ltd.	$1,256,953	November 28, 2011 to November 28, 2012	Benchmark rate of the value date	November 28, 2012
Maximum Amount Mortgage Contract (Exhibit 10.30)	Songxi Sub-branch of Construction Bank of China Co., Ltd	Fujian Yada Group Co., Ltd.	$1,256,983	2011 to 2014	N/A	December 31, 2014

          Solely for the convenience of the reader, the above amounts were converted from RMB to U.S. dollars at specified rates, as follows: for any contract entered into the fourth quarter of 2011, the conversion rate was 6.3646 RMB to $1; for any contract entered into in the third quarter of 2011, the conversion rate was 6.3898 RMB to $1; for any contract entered into in the second quarter of 2011, the conversion rate was 6.4641 RMB to $1; for any contract entered into in the first quarter of 2011, the conversion rate was 6.5703 RMB to $1, for any contract entered into in 2010, the conversion rate was 6.6120 RMB per dollar; and for any contract entered into 2009, the conversion rate was 6.6762 RMB per dollar.

          Many of the financing agreements contain covenants prohibiting us from borrowing “substantial” amounts of money, or leasing or subsequently pledging already pledged assets, without the prior consent of each relevant lender. In addition, we are prohibited from selling a “significant” amount of its assets without prior consent from each relevant lender. The terms “significant” and “substantial” are not defined in the relevant contracts. In assessing our compliance with the financing agreements we have determined that a value exceeding approximately 10% of our total assets, or about $11.9 million as of December 31, 2011, would be significant or substantial and would trigger a requirement to obtain the prior consent of various lenders. However, the lenders may have a different interpretation of the limitation on our ability to borrow money or sell assets, and it may be lower than our understanding of the provisions of the loan agreements. If we were to inadvertently sell assets or borrow money with a value in excess of what our lenders believe is permissible without their consent, they could pursue breach of contract and other claims against us, which could harm our business and reputation.

Contingent Liabilities

          We have made a provision of approximately $559,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. We believe that the total potential liabilities include cost of rectifying non-compliance of the social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of the housing fund obligations for full-time employees and temporary workers, and may be as much as $1,996,000. See Risk Factors-We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

          Our capital expenditures were approximately $24.9 million for the year ended December 31, 2011. Our capital expenditures were used to acquire property, plant and equipment ($4.8 million) and land use rights ($20.1 million). We currently estimate that our capital expenditures in fiscal year 2012 will be approximately $15 million, which we intend to use primarily for expansion of bamboo forests, constructing additional cold storage, processing facilities and staff quarters.

Capital Resources

          At December 31, 2011 we minimal amount unused credit facility that was available to us.

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

Critical Accounting Policies

          Cash and cash equivalents

          Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2011, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States Dollars and Japanese Yen.

          Restricted cash

          Deposits in banks pledged as securities for bills payable and foreign currency forward exchange contracts (“foreign exchange forward contracts”) (See Note 4 to the Consolidated Financial Statements on page F-21) that are restricted in use are classified as restricted cash under current assets.

          Allowance for doubtful debts

          We extend unsecured credit to certain customers ranging from one to three months in the normal course of business. We do not accrue interest on trade accounts receivable.

          We establish an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance; we consider the historical level of credit losses and apply percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitor current economic trends that might impact the level of credit losses in the future. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

          Based on the above assessment, we established a general provision to make a 20% and 100% provision for raw materials, packing materials and finished goods aged between one and two years and over two years respectively.

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

          Land use rights

          Land use rights are stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the terms of the lease of 40-50 years for office premises, production facilities and warehouse and 20-37 years for growing and plantation purpose, obtained from the relevant PRC land authorities or relevant PRC local rural village cooperatives.

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

           We file separate tax returns in the United States and China. Income taxes of our PRC Operating subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Asia Green Agriculture Corporation, applicable U.S. tax laws are followed. We expect that the tax rate of 25% currently applicable to our Fujian Yada operating subsidiary will remain unchanged in 2012.

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

          Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise . For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Associated with Doing Business in China — Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China.” Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

          Advertising, transportation, research and development expenses

          Advertising, transportation, research and development expenses are charged to expense as incurred.

          Dividends

          Dividends are recorded in our financial statements in the period in which they are declared.

          Comprehensive income

          We have adopted ASC 220, “Comprehensive Income” (previously SFAS No. 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments.

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

          Derivative financial instruments

          We account for derivative financial instruments in accordance with the Topic ASC 815 “Derivatives and Hedging”. The topic requires us to recognize the value of derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.

          We enter into foreign currency foreign exchange forward contracts to manage its exposure to the foreign currency exchange risk related to the trade receivables denominated in Japanese Yen. We do not enter into foreign exchange forward contracts for trading or speculative purposes. In accordance with US GAAP, the foreign exchange forward contracts are considered as “derivatives not designated as hedging instruments”. Therefore, the foreign exchange forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of income within “other net income (loss)” in the period in which they occur.

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

Recent Accounting Pronouncements

          See Note 3 to our audited consolidated financial statements for the two years ended December 31, 2011 and 2010 beginning on page F-18.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following consolidated financial statements are included beginning on page F-1 of this report:

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

          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011 .

Management’s Annual Report on Internal Control over Financial Reporting.

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

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting as of December 31, 2011 was effective at that reasonable assurance level.

          In the course of management’s preparation of the financial statements, and the audit of the financial statements by PKF, the Company’s independent auditor, management did not become aware of any material inaccuracy or misstatement. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company management’s report was not subject to attestation by the company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting.

          No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than we have completed remediation of the following prior material weaknesses through completion of various measures, including without limitation the implementation of additional controls and procedures; appointment of an accountant with AICPA qualification as the chairman of the Audit Committee; and subscription to the website "Accounting Research Manager" and other training:

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

          Accordingly, since all the above four material weaknesses have been remediated, management believes that the Company’s internal control over financial reporting is effective at a reasonable assurance level as of December 31, 2011.

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

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

          The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

Identification of Executive Officers.

          The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

Compliance with Section 16(a) of the Exchange Act.

          The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

Code of Ethics.

          The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

Audit Committee.

          The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

          (1) Financial Statements— The financial statements listed below are included under Item 8 of this report:

•	Consolidated Statements of Income and Comprehensive Income for the two years ended December 31, 2011 and 2010;
•	Consolidated Balance Sheets as of December 31, 2011 and 2010;
•	Consolidated Statements of Stockholders’ Equity for the two years ended December 31, 2011 and 2010;
•	Consolidated Statements of Cash Flows for the two years ended December 31, 2011 and 2010; and
•	Notes to Consolidated Financial Statements.

           (2) Financial Statement Schedules— The following financial statement schedules are included under Item 8 of this report: None.

           (3) Exhibits

Exhibit
No.	Document Description	Incorporation by Reference
2.1	Share Exchange Agreement, dated August 20, 2010, among the registrant, Sino Oriental and its stockholders.	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on August 25, 2010
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

10.1

English Translation of Maximum Amount Mortgage Contract (2009 Jian Ping Song Gao Di Zi No. 3), by and between Fujian Shengda Food Development Co., Ltd and China Construction Bank Corporation Songxi Branch, dated March 19, 2009.

Filed as Exhibit 10.13 to the registrant’s Form 8-K filed on August 25, 2010
10.2

English Translation of RMB Funds Loan Agreement (2009 Jian Ping Song Gao Di Zi No. 1), by and between Fujian Shengda Food Development Co., Ltd and China Construction Bank Corporation Songxi Branch, dated February 27, 2009.

Filed as Exhibit 10.14 to the registrant’s Form 8-K filed on August 25, 2010
10.3

English Translation of Maximum Mortgage Contract (2009 Jian Ping Song Gao Di Zi No. 2), by and between Fujian Shengda Food Developing Co., Ltd and China Construction Bank Corporation Song Branch, dated March, 2009.

Filed as Exhibit 10.17 to the registrant’s Form 8-K filed on August 25, 2010
10.4

English Translation of Maximum Mortgage Agreement (2009 Jian Ping Song Gao Bao Zi No. 1), by and between Fujian Shengda Import & Export Trading Co., Ltd. and China Construction Bank Corporation Songxi Branch, dated February 27, 2009.

Filed as Exhibit 10.18 to the registrant’s Form 8-K filed on August 25, 2010
10.5

English Translation of Bank Acceptance Agreement (No.: 2010 Jian Ping Song Dui 03) between Fujian Yada Group Co., Ltd. and China Construction Bank Corporation Limited Songxi Branch, dated on August 11, 2010.

Filed as Exhibit 10.26 to the registrant’s Form 8-K filed on August 25, 2010
10.6

English Translation of Guarantee Contract (2010 Jian Ping Song Dui Bao Zi No. 2-2) between Songxi Yasheng Food Co., Ltd. and China Construction Bank Corporation Limited Songxi Branch, dated on August 11, 2010.

Filed as Exhibit 10.27 to the registrant’s Form 8-K filed on August 25, 2010
10.7	English Translation of the RMB Fund Loan Contract dated February 16, 2011 by and between Fujian Yada Group Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.2 filed with the registrant’s quarterly report on Form 10-Q filed on May 16, 2011
10.8	English Translation of the Natural Person Guarantee Contract dated February 16, 2011 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.3 filed with the registrant’s quarterly report on Form 10-Q filed on May 16, 2011
10.9	English Translation of the RMB Fund Loan Contract dated February 16, 2011 by and between Fujian Yada Group Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.4 filed with the registrant’s quarterly report on Form 10-Q filed on May 16, 2011
10.10	English Translation of the Natural Person Guarantee Contract dated February 16, 2011 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.5 filed with the registrant’s quarterly report on Form 10-Q filed on May 16, 2011
10.11	English Translation of the RMB Fund Loan Contract dated March 2, 2011 by and between Fujian Yada Group Co., Ltd and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.6 filed with the registrant’s quarterly report on Form 10-Q filed on May 16, 2011
10.12	English Translation of the Natural Person Guarantee Contract dated March 2, 2011 by and among Zhan Youdai, Zhou Liufeng and China Construction Bank Co., Ltd Songxi Branch.	Exhibit 10.7 filed with the registrant’s quarterly report on Form 10-Q filed on May 16, 2011
10.13	English Translation of the Maximum Amount Guarantee Contract dated June 28, 2010 by and between Fujian Yada Group Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Sub- branch.	Exhibit 10.8 filed with the registrant’s quarterly report on Form 10-Q filed on May 16, 2011
10.14	English Translation of the Domestic Factoring Contract dated January 31, 2011 by and between Fujian Yaxin Food Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Sub-branch.	Exhibit 10.9 filed with the registrant’s quarterly report on Form 10-Q filed on May 16, 2011

10.15	English Translation of the Small Business Loan Agreement dated April 6, 2011 by and between Fujian Yaxin Food Co. Ltd and Industrial and Commercial Bank of China Limited, Jianyang Branch.	Exhibit 10.60 to Amendment No. 10 to the registrant's registration statement on Form S-1 filed with the Commission on June 17, 2011.
10.16

English Translation of the Maximum Amount Liquid Fund Loan Contract dated May 5, 2011 by and between Fujian Yaxin Food Co., Ltd. and the Jianyang City Rural Credit Cooperative Union Business Department.

Exhibit 10.61 to Amendment No. 10 to the registrant's registration statement on Form S-1 filed with the Commission on June 17, 2011.
10.17	English Translation of the Domestic Factoring Contract dated July 26, 2011 by and between Fujian Yaxin Food Co. Ltd and Industrial and Commercial Bank of China Limited, Jianyang Branch.	Exhibit 10.1 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.
10.18	English Translation of the RMB Fund Loan Contract dated August 4, 2011 by and between Fujian Yaxin Food Co., Ltd. and the Songxi Sub- branch of Construction Bank of China Co., Ltd.	Exhibit 10.2 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.
10.19	English Translation of the Natural Person Guarantee Contract dated August 4, 2011 by and among Mr. Zhan Youdai, Ms. Zhou Liufeng and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Exhibit 10.3 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.
10.20	English Translation of the RMB Fund Loan Contract dated August 4, 2011 by and between Fujian Yaxin Food Co., Ltd. and the Songxi Sub- branch of Construction Bank of China Co., Ltd.	Exhibit 10.4 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.
10.21	English Translation of the Natural Person Guarantee Contract dated August 4, 2011 by and among Mr. Zhan Youdai, Ms. Zhou Liufeng and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Exhibit 10.5 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.
10.22

English Translation of the Domestic Commercial Invoice Discount Financing Application Letter dated August 15, 2011 by and between Fujian Yada Group Co. Ltd and Industrial and Bank of China Songxi Branch.

Exhibit 10.6 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.
10.23	English Translation of the Mortgage Loan Agreement dated August 17, 2011 by and between Fujian Yaxin Food Co., Ltd. and the Jianyang City Rural Credit Cooperative Union Business Department.	Exhibit 10.7 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.
10.24	English Translation of the Domestic Letter of Credit Opening Contract dated September 27, 2011 by and between Fujian Yada Group Co. Ltd and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Exhibit 10.8 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.
10.25

English Translation of the Guarantee Deposit Pledge Contract of Domestic Letter of Credit Opening Contract dated September 27, 2011 by and between Fujian Yada Group Co., Ltd. and Songxi Sub-branch of Construction Bank of China Co., Ltd.

Exhibit 10.9 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.
10.26	English Translation of the Guarantee Contract dated September 27, 2011 by and between Fujian Shenda Import and Export Trading Co., Ltd. and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Exhibit 10.10 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.
10.27	English Translation of the Guarantee Contract dated September 27, 2011 by and between Songxi Yasheng Food Co., Ltd. and Songxi Sub- branch of Construction Bank of China Co., Ltd.	Exhibit 10.11 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.
10.28	English Translation of the Natural Person Guarantee Contract dated September 27, 2011 by and among Mr. Zhan Youdai, Ms. Zhou Liufeng and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Exhibit 10.12 filed with the registrant’s quarterly report on Form 10-Q filed on November 14, 2011.

10.29	English Translation of the RMB Fund Loan Contract dated November 28, 2011 by and between Fujian Yada Group Co., Ltd. and the Songxi Sub-branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.30	English Translation of the Maximum Amount Mortgage Contract dated November 28, 2011 by and between Fujian Yada Group Co., Ltd. and Songxi-branch of Construction Bank of China Co., Ltd.	Filed herewith.
14	Code of Conduct and Ethics	Filed as Exhibit 14 to the registrant’s Form 10-K filed on March 31, 2011.
21	List of Subsidiaries.	Filed as Exhibit 21 to the registrant’s Form 10-K filed on March 31, 2011.
23.1	Consent of PKF Hong Kong, Certified Public Accountants.	Filed herewith.
24	Power of Attorney.	Incorporated on signature page.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Green Agriculture Corporation
(Registrant)

Date: March 30, 2012	/s/ Zhan Youdai
By: Zhan Youdai
Title : Chief Executive Officer

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Zhan Youdai and Stanley Tsang, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

s/ ZHAN YOUDAI	Chief Executive Officer, Director and President (Principal Executive Officer)	March 30, 2012
Zhan Youdai

/s/ TSANG YIN CHIU STANLEY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012
Tsang Yin Chiu Stanley

/s/ ZHANG HE	Director	March 30, 2012
Zhang He

/s/ CHENG SING WAI HENRY	Director	March 30, 2012
Cheng Sing Wai Henry

/s/ LUM PAK SUM	Director	March 30, 2012
Lum Pak Sum

/s/ MAK KA WING PATRICK	Director	March 30, 2012
Mak Ka Wing Patrick

ASIA GREEN AGRICULTURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO YEARS ENDED DECEMBER 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Asia Green Agriculture Corporation (formerly known as SMSA Palestine Acquisition Corp.)

We have audited the accompanying consolidated balance sheets of Asia Green Agriculture Corporation (formerly known as SMSA Palestine Acquisition Corp.) and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong, China
March 30, 2012

Asia Green Agriculture Corporation
Consolidated Statements of Income and Comprehensive Income
For the Two Years ended December 31, 2011 and 2010
(Stated in US Dollars)

	Year ended December 31,
	2011	2010

Sales revenue	$100,073,139	$72,106,354
Cost of sales	(60,272,618)	(46,273,805)

Gross profit	39,800,521	25,832,549

Operating expenses
Administrative expenses	5,365,041	2,335,549
Selling expenses	2,197,260	1,436,852
	7,562,301	3,772,401

Income from operations	32,238,220	22,060,148
Government grant income - Note 3	293,253	44,225
Other loss - net - Note 10	(314,355)	(53,918)
Net finance costs - Note 9	(720,412)	(619,505)

Income before income taxes	31,496,706	21,430,950
Income taxes - Note 8	(237,118)	164,353

Net income	$31,259,588	$21,595,303

Other comprehensive income
Foreign currency translation adjustments	2,704,104	1,543,425

Total comprehensive income	$33,963,692	$23,138,728

Earnings per share: basic and diluted - Note 11	$0.849	$0.675

Weighted average number of shares outstanding: basic and diluted	36,823,626	32,007,978

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
Consolidated Balance Sheets
As of December 31, 2011 and 2010
(Stated in US Dollars)

	As of December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$12,832,811	$9,988,422
Restricted cash - Note 4	1,753,359	941,923
Trade receivables, net - Note 5	24,173,794	20,872,620
Other receivables, prepayments and deposits - Note 6	6,839,970	4,015,880
Inventories - Note 7	20,097,977	15,109,102
Income tax recoverable	47,286	24,754
Deferred tax assets – Note 8	337,884	364,674

Total current assets	66,083,081	51,317,375
Property, plant and equipment, net - Note 12	16,550,915	11,834,344
Deposits paid - Note 14	14,403,380	241,984
Land use rights - Note 13	21,632,405	17,207,149

TOTAL ASSETS	$118,669,781	$80,600,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 4	$5,714,594	$4,996,069
Bills payable - Note 4	1,571,200	877,192
Receipts in advance	31,559	169,344
Loans from third parties - Note 18	157,120	151,240
Other payables and accrued expenses - Note 15	5,285,000	8,081,576
Amounts due to related parties - Note 16	364,918	794,199
Secured short-term borrowings - Note 17	9,415,291	6,232,600
Current maturities of secured long-term borrowings - Note 17	-	22,686

Total current liabilities	22,539,682	21,324,906
Deferred tax liabilities – Note 8	28,170	28,051

TOTAL LIABILITIES	22,567,852	21,352,957

COMMITMENTS AND CONTINGENCIES - Note 22

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares as of December 31, 2011 and 2010; none issued and outstanding Common stock: par value $0.001 per share; authorized 200,000,000 shares as of December 31, 2011 and 2010 36,823,626 shares issued and outstanding as of December 31, 2011 and 2010 - Note 24	36,824	36,824
Additional paid-in capital - Note 24	20,476,158	17,585,816
Statutory reserve - Note 20	7,013,087	4,572,033
Other surplus reserve - Note 20	3,792,069	-
Accumulated other comprehensive income	5,068,732	2,364,628
Retained earnings	59,715,059	34,688,594

TOTAL STOCKHOLDERS’ EQUITY	96,101,929	59,247,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,669,781	$80,600,852

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

						Accumulated
			Additional		Other	other
	Common stock		paid-in	Statutory	surplus	comprehensive	Retained
	No. of shares	Amount	capital	reserve	reserve	income	earnings	Total

Balance, January 1, 2010	29,214,043	$29,214	$3,883,198	$2,183,139	$-	$821,203	$15,482,185	$22,398,939

Foreign currency translation adjustments	-	-	-	-	-	1,543,425	-	1,543,425
Net income	-	-	-	-	-	-	21,595,303	21,595,303
Appropriation to statutory reserve	-	-	-	2,388,894	-	-	(2,388,894)	-
Recapitalization - Note 24 (d)	2,761,058	2,761	(60,126)	-	-	-	-	(57,365)
Private placement - Note 24 (b)	4,848,525	4,849	12,552,243	-	-	-	-	12,557,092
Inducement to the private placement - Note 22 and 24 (b)	-	-	1,160,114	-	-	-	-	1,160,114
Increase in paid up capital of Misaky before the Reorganization	-	-	387	-	-	-	-	387
Increase in paid up capital of Sino Oriental before the Reorganization	-	-	50,000	-	-	-	-	50,000

Balance, December 31, 2010	36,823,626	$36,824	$17,585,816	$4,572,033	$-	$2,364,628	$34,688,594	$59,247,895
Foreign currency translation adjustments	-	-	-	-	-	2,704,104	-	2,704,104
Net income	-	-	-	-	-	-	31,259,588	31,259,588
Appropriation to statutory reserve	-	-	-	2,441,054	-	-	(2,441,054)	-
Appropriation to other surplus reserve	-	-	-	-	3,792,069	-	(3,792,069)	-
Share-based compensation - Note 23	-	-	2,890,342	-	-	-	-	2,890,342

Balance, December 31, 2011	36,823,626	$36,824	$20,476,158	$7,013,087	$3,792,069	$5,068,732	$59,715,059	$96,101,929

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
Consolidated Statements of Cash Flows
For the Two Years ended December 31, 2011 and 2010
(Stated in US Dollars)

	Year ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$31,259,588	$21,595,303
Adjustments to reconcile net income to net cash provided by operating activities :-
Depreciation and amortization	1,245,399	663,419
Loss (gain) on disposal of property, plant and equipment	18,589	(48,000)
Deferred taxes	36,952	(176,492)
Unrealized loss of forward exchange contracts	187,370	536,553
Reversal of obsolete inventories	(9,129)	(229,077)
Provision (reversal) for doubtful debts	563,848	(128,959)
Share-based compensation	2,890,342	-
Changes in operating assets and liabilities :
Trade receivables	(2,950,253)	(11,591,437)
Other receivables, prepayments and deposits	(2,657,580)	1,237,766
Inventories	(4,065,064)	405,440
Trade payables	505,695	2,477,251
Restricted cash held as collateral for forward exchange contracts	(570,097)	(339,110)
Receipts in advance	(149,069)	(1,035,146)
Other payables and accrued expenses	(1,693,785)	2,216,300
Income tax payable	(20,300)	(174,672)

Net cash flows provided by operating activities	24,592,506	15,409,139

Cash flows from investing activities
Payments to acquire and deposit for acquisition of property, plant and equipment	(4,805,202)	(3,123,971)
Proceeds from disposal of property, plant and equipment	315	246,038
Payments to acquire and deposit for acquisition of land use rights	(20,108,103)	(12,420,589)

Net cash flows used in investing activities	(24,912,990)	(15,298,522)

Cash flows from financing activities
Proceeds from secured borrowings	14,490,829	10,430,634
Repayments of secured borrowings	(11,626,536)	(11,328,151)
Decrease in loans from third parties	-	(797,754)
(Increase) decrease in restricted cash held as collateral for bills payable	(203,747)	80,225
Increase (decrease) in bills payable	679,156	(242,768)
Proceeds from issue of common stock of Misaky and Sino Oriental	-	50,387
Cash received from private placement - Note 24 (b)	-	13,717,205
Repayments to related parties	(441,129)	(2,866,682)

Net cash flows provided by financing activities	2,898,573	9,043,096

Effect of foreign currency translation on cash and cash equivalents	266,300	413,908

Net increase in cash and cash equivalents	2,844,389	9,567,621
Cash and cash equivalents - beginning of year	9,988,422	420,801

Cash and cash equivalents - end of year	$12,832,811	$9,988,422

Supplemental disclosures for cash flow information
Cash paid for :
Interest	$641,825	$530,122
Income taxes	$220,533	$164,666

Non-cash financing activity :
Warrants issued to Placement Agent in connection with the private placement – Note 23	$-	$524,972

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
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

On November 4, 2009, the Company entered into a share purchase agreement with Yang Yongjie (“Mr. Yang”), a resident of the People’s Republic of China (the “PRC”), pursuant to which he acquired 11.25 million shares of the Company’s common stock for $4,500 cash or $0.001 per share (as adjusted for a 2.5 for 1 forward stock split on January 18, 2011 (the “Forward Stock Split”)).

Prior to the completion of a reverse takeover transaction (RTO”) on August 20, 2010 as mentioned in Note 2(vi), the Company was a development stage company for development of a Chinese restaurant concept. Following the completion of RTO on August 20, 2010, the Company commenced to be engaged in the production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(ii)

Misaky Industrial Limited (Misaky”) was incorporated in Hong Kong on December 10, 2004 as a limited liability company with authorized capital of HK$10,000, divided into 10,000 common shares of HK$1 par value each, of which 3,001 common shares were issued and paid up. Before the acquisition by Sino Oriental Agriculture Group Limited (Sino Oriental”) as described in note 2(v), Misaky was wholly owned by Mr. Zhan Youdai (Mr. Zhan”) through a trust agreement with Mr. Cai Yangbo (Mr. Cai”). The sole director of Misaky is Mr. Zhan. The principal business of Misaky is investment holding and only holds 100% equity interest in Fujian Yada Group Co., Ltd..

(iii)

Sino Oriental Agriculture Group Limited (Sino Oriental”) was incorporated in the British Virgin Islands (the “BVI”) on January 4, 2010 as a limited liability company with authorized, issued and paid up capital of $50,000, divided into 50,000 common shares of $1 par value each. Prior to the completion of RTO on August 20, 2010, the 50,000 common shares were held by Mr. Zhan through a trust agreement with Mr. Cai and other noncontrolling shareholders. The sole director of Sino Oriental is Mr. Zhan. The principal business of Sino Oriental is investment holding and only holds 100% equity interest in the Misaky.

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

To rationalize the group structure, the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda reorganized their group structure (the “Reorganization”) as follows :

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

(iv)

On April 13, 2010, Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse, entered into an agreement with Misaky, a limited liability company incorporated in Hong Kong, pursuant to which Misaky agreed to acquire their 100% equity interest in the Fujian Yada at a cash consideration of RMB31,157,000. The transaction was completed on May 26, 2010.

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

The aggregate cash consideration of $2,306,858 paid to Mr. Zhan and his spouse, Madam Liufeng Zhou stated in Notes 2 (i), (ii) and (iii) was recorded as deemed distributions of $2,050,133 in 2008 and $256,725 in 2009 in connection with these transactions. Upon the completion of Reorganization on August 20, 2010, Fujian Yada, Yaxin, Shengda and Xinda became the wholly owned subsidiaries of the Company.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of December 31, 2011 and 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of December 31, 2011 and 2010, the Company did not have any balance of gross trade receivables due from individual customer that represented 10% or more of the Company’s gross trade receivables.

During the two years ended December 2011 and 2010, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2011 and 2010, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States Dollars and Japanese Yen (“JPY”).

Restricted cash

Deposits in banks pledged as securities for bills payable and foreign currency forward exchange contracts (“foreign exchange forward contracts”) (Note 4) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful debts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Based on the above assessment, the Company establishes a general provision to make a 20% and 100% provision for raw materials, packaging materials and finished goods aged between one and two years and over two years respectively.

Asia Green Agriculture Corporation
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

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 40-50 years for office premises, production facilities and warehouse and 20-37 years for growing and plantation purpose, obtained from the relevant PRC land authorities or relevant PRC local rural village cooperatives.

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

Government grants of $26,355 and $nil were offset against the finance costs for the two years ended December 31, 2011 and 2010, respectively. In addition, for the two years ended December 31, 2011 and 2010, the Company recorded government grants income of $293,253 and $44,225 respectively, for government grants received as compensation for the finance costs already incurred in the prior period.

During the year ended December 31, 2010, the Company received government grants of $974,688 for the purchase of land use right and such government grants were included in the acquisition cost of land use right.

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

Advertising expenses amounting to $260,522 and $18,745 for the two years ended December 31, 2011 and 2010 respectively are included in selling expenses.

Transportation expenses amounting to $789,208 and $368,590 for the two years ended December 31, 2011 and 2010 respectively are included in selling expenses.

No material research and development expenses were incurred for the two years ended December 31, 2011 and 2010.

Dividends

Dividends are recorded in the Company’s financial statements in the period in which they are declared.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income” (previously SFAS No. 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2011 and 2010, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the Company that are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholder’s equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at December 31, 2011 and 2010 were RMB1 for $0.1571 and $0.1512 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

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

The Company enters into foreign exchange forward contracts to manage its exposure to the foreign currency exchange risk related to the trade receivable denominated in Japanese Yen (“JPY”). The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In accordance with US GAAP, the foreign exchange forward contracts are considered as “derivatives not designated as hedging instruments”. Therefore, the foreign exchange forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of income and comprehensive income within “other (loss) income - net” in the period in which they occur. As of December 31, 2011 and December 31, 2010, the Company had outstanding foreign exchange forward contracts to sell totaling JPY677,000,000 and JPY667,000,000 respectively with maturities of less than one year.

Asia Green Agriculture Corporation
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

The following items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements were based on the use of Level 2 inputs as of December 31, 2011 and 2010 :

	Included in the following
	items of consolidated	Total fair value measurement
	balance sheets	as of December 31,
		2011	2010
Derivative financial assets – foreign exchange forward contracts	Other receivables, prepayments and deposits	$-	$1,089

Derivative financial liabilities – foreign exchange forward contracts	Other payables and accrued expenses	$909,529	$696,530

	Included in the following
	items of consolidated
	statements of income and	Year ended
	comprehensive income	December 31,
		2011	2010

Realized loss recorded – foreign exchange forward contracts	Other loss - net	$(28,418)	$(2,339)
Unrealized loss recorded – foreign exchange forward contracts	Other loss - net	(187,370)	(536,553)

Total loss recorded		$(215,788)	$(538,892)

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Fair value measurements (cont’d)

The Company estimates the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the two years ended December 31, 2011 and 2010.

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The adoption of this ASU update has no material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. The adoption of this ASU update has no material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU update is not expected to have a material impact on the Company’s consolidated financial statements.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU update is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU updated, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The adoption of this ASU update has no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”. The amendments in this ASU permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company's consolidated financial statements.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 –80)”. The amendments in this ASU will require additional disclosures about an employer's participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company is evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. The adoption of this ASU update has no material impact on the Company’s consolidated financial statements.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Restricted cash, bills payable and trade payables

	As of December 31,
	2011	2010

Bank deposits held as collateral for foreign exchange forward contracts - Note (a)	$1,281,999	$678,765
Bank deposits held as collateral for bills payable - Note (b)	471,360	263,158

	$1,753,359	$941,923

(a)

When the Company enters into foreign exchange forward contracts with the bank, it is required to place deposits with reference to the nominal amounts. These deposits will be used to settle loss on the foreign exchange forward contracts or return to the Company at the earlier of maturity date or exercise date.

(b)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 30% - 40% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

(c)	Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

5.	Trade receivables, net

	As of December 31,
	2011	2010

Trade receivables	$24,173,810	$20,932,240
Less : Allowance for doubtful accounts	(16)	(59,620)

Balance at end of period	$24,173,794	$20,872,620

Trade receivables with carrying value of $271,185 and $719,318 as of December 31, 2011 and 2010 respectively were pledged as collaterals under certain loan agreements (see Note 17).

An analysis of the allowance for doubtful accounts is as follows :-

	As of December 31,
	2011	2010

Balance at beginning of the period	$59,620	$187,736
Provision for (reversal of) doubtful debts	563,848	(128,959)
Bad debts written off against trade receivables	(628,400)	-
Translation adjustments	4,948	843

	$16	$59,620

Provision for (reversal of) doubtful debts of $563,848 and $(128,959) were charged to other loss - net for the two years ended December 31, 2011 and 2010 respectively.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits

	As of December 31,
	2011	2010

Prepayments*	$5,461,498	$2,536,078
Deposits	877,673	896,657
Derivative financial assets – foreign exchange forward contracts - Note 3	-	1,089
Other receivables	500,799	582,056

	$6,839,970	$4,015,880

* Represents primarily prepayment for the production of fresh produce which are expected to be recorded as cost of sales upon harvest within one year.

7.	Inventories

	As of December 31,
	2011	2010

Raw materials and packaging materials	$659,863	$38,027
Bamboo and other growing crops	15,928,758	11,695,082
Finished goods	3,511,319	3,386,417

	20,099,940	15,119,526
Less: Provision for obsolete inventories	(1,963)	(10,424)

	$20,097,977	$15,109,102

As of December 31, 2011 and 2010, the inventories with carrying amounts of $617,711 and $746,728 respectively were pledged as collateral under certain loan agreements (see Note 17).

Reversal of obsolete inventories of $(9,129) and $(229,077) were charged to cost of sales for the two years ended December 31, 2011 and 2010 respectively.

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

The components of income tax expense (credit) are as follows:-

	Year ended December 31,
	2011	2010

Current taxes – PRC	$200,166	$12,139
Deferred taxes – PRC	36,952	(176,492)

	$237,118	$(164,353)

The effective income tax expense differs from the PRC statutory income tax rate of 25% for the two years ended December 31, 2011 and 2010 in the PRC as follows :-

	Year ended December 31,
	2011	2010

Provision for income taxes at PRC statutory EIT rate	$7,874,177	$5,357,738
Non-taxable profits generated from fresh and processed produce	(8,385,504)	(5,586,233)
Non-taxable items for tax	(399,467)	(10,613)
Non-deductible items for tax	1,147,912	74,755

Income tax expense (credit)	$237,118	$(164,353)

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new EIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the EIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of December 31, 2011.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income taxes (Cont’d)

The details of current deferred tax assets as of December 31, 2011 and 2010 are as follows:-

	As of December 31,
	2011	2010

Fair value of forward exchange contracts	$227,382	$173,860
Tax losses	110,007	142,103
Others	495	48,711

	$337,884	$364,674

The details of non-current deferred tax liabilities as of December 31, 2011 and 2010 are as follows:-

	As of December 31,
	2011	2010

Capitalized interests included in property, plant and equipment	$28,170	$28,051

9.	Net finance costs

	Year ended December 31,
	2010	2010

Total interest cost incurred	$668,180	$551,263
Less: Interest income	(26,266)	(21,141)
Government grants recognized	(26,355)	-

Net interest cost	615,559	530,122
Other finance costs	104,853	89,383

	$720,412	$619,505

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

10.	Other loss, net

	Year ended December 31,
	2011	2010

(Provision for) reversal of doubtful debts	$(563,848)	$128,959
Change in fair value of foreign exchange forward contracts	(215,788)	(538,892)
Investment income	-	105,879
Recovery of bad debts	300,032	-
Other income	165,249	250,136

Net	$(314,355)	$(53,918)

11.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. 1,359,113 anti-dilutive warrants and 3,093,258 share options (as adjusted for the Forward Stock Split) were excluded from the calculation of earnings per share for year ended December 31, 2011 as their dilutive effects are immaterial. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the reorganization of stockholders’ equity as if the Reorganization occurred as of the beginning of the first period presented and has been adjusted retroactively to reflect the Forward Stock Split effected on January 18, 2011.

12.	Property, plant and equipment, net

	As of December 31,
	2011	2010
Cost :
Buildings	$10,756,752	$10,345,868
Plant and machinery	2,485,444	1,398,711
Motor vehicles	204,658	194,362
Electronic equipment	159,315	131,384
Leasehold improvements	39,689	38,203

	13,645,858	12,108,528
Accumulated depreciation	(2,661,418)	(2,090,087)
Construction in progress	5,566,475	1,815,903

Net	$16,550,915	$11,834,344

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

12.	Property, plant and equipment, net (Cont’d)

(i)	During the reporting periods, depreciation charge is included in :

	Year ended December 31,
	2011	2010

Cost of sales and overheads of inventories	$486,155	$410,934
Selling expenses	1,999	1,940
Administrative expenses	45,389	99,405

	$533,543	$512,279

As of December 31, 2011 and 2010, buildings and plant and machinery with carrying amount of $8,030,558 and $8,521,316 were pledged as collaterals under certain loan and bills payable arrangements, respectively (Note 17).

During the year ended December 31, 2011, property, plant and equipment with net book value of $18,904 were disposed of at a consideration of $315, resulting a loss of $18,589.

During the year ended December 31, 2010, property, plant and equipment with net book value of $198,038 were disposed of at a consideration of $246,038, resulting in a gain of $48,000.

There was no capitalized interest for the two years ended December 30, 2011 and 2010 as the amount was immaterial.

(ii)	Construction in progress :

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

13.	Land use rights

	As of December 31,
	2011	2010
Land use rights
- for office premises, production facilities and warehouse	$2,181,085	$2,099,461
- for growing and plantation	20,402,893	15,329,432
Accumulated amortization	(951,573)	(221,744)

	$21,632,405	$17,207,149

The Company obtained the right from the relevant PRC land authority for a period of 40-50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of December 31, 2011 and 2010, land use rights with carrying amounts of $734,446 and $714,963 were pledged as collateral under certain loan arrangements (Note 17).

The Company obtained several rights from the relevant PRC local rural village cooperatives for period ranged from 20-37 years (2010: 20-28 years) to use the land for growing and plantation purpose for producing the Company’s fresh produce.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Land use rights (Cont’d)

During the two years ended December 31, 2011 and 2010, amortization amounted to $711,856 and $151,140 respectively. The estimated amortization expense for each of the five succeeding years is approximately $815,000 each year.

14.	Deposits paid

	As of December 31,
	2011	2010
Deposits paid for:-
- acquisition of land use rights	$14,151,988	$-
- acquisition of property, plant and equipment	251,392	241,984

	$14,403,380	$241,984

15.	Other payables and accrued expenses

	As of December 31,
	2011	2010

Payables for acquisition of land use rights for growing and plantation purpose	$-	$4,048,813
Withholding tax payable - Note 15(b)	628,480	604,960
Pension payable – Note 15(a)	559,360	538,427
Derivative financial liabilities - forward exchange contracts - Note 3	909,529	696,530
VAT payable	1,660,217	1,127,599
Salaries payable	308,830	191,434
Accrued audit fee	219,968	128,554
Liquidated damage payable - Note 22	443,686	177,507
Other payables	554,930	567,752

	$5,285,000	$8,081,576

(a)

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

(b)

On March 21, 2009, Yada declared a dividend of RMB20,000,000 (equivalent to $2,934,000), of which $2,347,200 was transferred to amounts due to related parties in accordance with a loan agreement entered into between Mr. Zhan, and Madam Liufeng Zhou, Mr. Zhan’s spouse and the Company. The remaining balance of $628,480 (2010 : $604,960), representing withholding tax on dividend declared in accordance with the PRC Tax Law, was included in other payables and accrued expenses.

16.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse, and are interest-free, unsecured and repayable on demand.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

17.	Secured borrowings

	As of December 31,
	2011	2010

Secured short-term borrowings - Note 17(a)	$9,415,291	$6,232,600
Current maturities of secured long-term borrowings	-	22,686

	$9,415,291	$6,255,286

Secured long-term borrowings - Note 17(b) Interest bearing :
- at 14.4% per annum	$-	$22,686
Less: current maturities	-	(22,686)

	$-	$-

Notes :
(a)	The weighted-average interest rate on short-term borrowings as of December 31, 2011 and 2010, were 7.13% and 5.41% respectively.

(b)	Long-term borrowings were repayable as follows :

	As of December 31,
	2011	2010

Within one year	$-	$22,686

The details of the Company’s banking facilities as of December 31, 2011 were as follows:-

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$9,427,200	$9,415,291	$11,909

The secured borrowings were secured as follows :-

(i)	The Company’s assets with following carrying values :-

	As of December 31,
	2011	2010

Property, plant and equipment (Note 12)	$8,030,558	$8,521,316
Trade receivables (Note 5)	271,185	719,318
Land use rights (Note 13)	734,446	714,963
Inventories (Note 7)	617,711	746,728

	$9,653,900	$10,702,325

(ii)	Guarantees executed by third parties;
(iii)	Guarantees executed by Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse; and
(iv)	Guarantees executed by certain staff of the Company.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

17.	Secured borrowings (Cont’d)

As of December 31, 2011, Fujian Yada’s secured short-term borrowings of $3,770,880 are subject to the fulfillment of certain financial covenants: to maintain the minimum current ratio of 1.0, minimum quick ratio of 0.5 and maximum debt to asset ratio of 60% at any time.

If Fujian Yada were to breach the covenants, the secured short-term borrowings would become payable on demand. Fujian Yada regularly monitors its compliance with these financial covenants.

As of December 31, 2011, none of the above financial covenants relating to secured short-term borrowings had been breached.

18.	Loans from third parties

	As of December 31,
	2011	2010

Non-interest bearing	$157,120	$151,240

All the loans from third parties are unsecured and repayable on demand.

19.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $61,870 and $210,621 for the two years ended December 31, 2011 and 2010 respectively.

20.	Reserves

Statutory reserve

In accordance with the relevant laws and regulations of PRC, the subsidiaries established in the PRC are required to transfer not less than 10% of their net incomes calculated in accordance with accounting principles generally accepted in the PRC (the percentages are upon approval from the board of directors’ meetings), after offsetting any prior years’ losses, to the statutory reserve.

When the balance of statutory reserve reaches 50% of the registered capital, any further appropriation is optional. Upon approval from the board of directors of the Company, the statutory reserve can mainly be used to offset accumulated losses or increase capital.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

20.	Reserves (Cont’d)

Other surplus reserve

Other surplus reserve represented the voluntarily appropriation of 10% of the PRC subsidiaries’ net income calculated in accordance with accounting principles generally accepted in the PRC, and approved from the board of directors’ meetings. The transfer to other surplus reserve is used to retain certain income for future business expansion.

21.	Make good escrow agreement

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

For the purpose of the Escrow Arrangement, the earnings per share targets of 2010 and 2011 shall be determined by $18,176,145 and $27,264,218 divided by the total number of shares of common stock outstanding (as adjusted for the Forward Stock Split) immediately following the closing of the private placement respectively. As of December 31, 2011 and 2010, the Company achieved the earnings per share targets of 2011 and 2010 and the Make Good Share will be released to Mr. Cai.

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

22.	Commitments and contingencies

Capital commitment

As of December 31, 2011, the Company had capital commitments of $5,990,221 (2010 : $4,545,236) in relation to the construction of new building facilities and $6,757,463 (2010: Nil) in relation to acquisition of land use rights.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

22.	Commitments and contingencies (Cont’d)

Operating lease commitment

The Company leases certain land use rights under operating leases. As of December 31, 2011 the future minimum lease payments under non-cancelable operating leases were as follows:-

2012	$3,422,236
2013	3,400,705
2014	3,398,820
2015	3,398,820
2016	3,375,776
Thereafter	49,026,834

$66,023,191

Rental expense for operating leases amounted to $3,425,382 and $2,884,740 for the two years ended December 31, 2011 and 2010, respectively, were recorded in cost of sales and inventories.

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

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

22.	Commitments and contingencies (Cont’d)

Registration payment arrangement (cont’d)

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 0.5% per month of the aggregated amount invested by such investors in the private placement until the registration statement has been filed and/or declared effective, but the maximum amount of liquidated damages is capped at 6% on aggregated amount invested by such investors. In accordance with ASC 450 “Contingencies”, the Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. The Registration Statement was not declared effective until July 15, 2011 and the provision of liquidated damages was made in an amount of $443,686 as of December 31, 2011. Liquidated damages of $266,179 and $177,507 were charged to administrative expenses for the two years ended December 31, 2011 and 2010 respectively.

23.	Share based compensation

The Company granted share options and warrants to employees, directors and consultants to reward for services.

Stock option plan

Under the stock option plan adopted by the Company in 2010, 3,093,258 share options with exercisable period up to 10 years were granted to the management and employees of the Company on February 14, 2011 of which, 184,123 share options were vested on March 18, 2011 with an exercise price of $3.94, 184,122 share options were vested on March 18, 2012 with an exercise price equal to 125% of the market price of the Company’s common stock on that vesting date (market price as of March 18, 2012 was $1.59), 908,338 share options were vested on February 14, 2012 and 1,816,675 share options are vesting in equal amounts on the first day of each quarter during a four year period commencing from February 15, 2012 with an exercise price of $4. All the share options granted are subject to the option holders continuing to be management or employees of the Company before the respective vesting dates.

A summary of share option plan activity for the year ended December 31,2011 was as follows :-

		Weighted average	Remaining	Aggregate
	Number	Exercise price per	contractual	intrinsic
	of shares	share	Term	value (1)

Outstanding as of January 1, 2011	-	$-
Granted	3,093,258	$4.13
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2011	3,093,258	$4.13	9.1 years	$-

Exercisable as of December 31, 2011	184,123	$3.94	9.1 years	$-

(1)	No aggregate intrinsic value as the weighted average exercise price of options $4.13 is in excess of the market price of the Company’s common stock as of December 31, 2011.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

23.	Share based compensation (Cont’d)

The weighted average grant-date fair value of options granted during 2011 was $1.777 per share. Compensation expense of $2,788,435 arising from abovementioned share options granted was recognized and allocated $2,208,425 to administrative expenses and $580,010 and selling expenses for the year ended December 31, 2011.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following major assumptions.

Estimated stock price	$4.00
Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of December 31, 2011, there was unrecognized compensation cost of $2,708,385 related to the above non-vested share options which are expected to be recognized over approximately 4.1 years.

Warrants

On February 10, 2011, the Company issued warrants to a service provider the warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4 per share in exchange for investor relation services provided to the Company. These warrants have exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. Compensation expense of $101,907 arising from abovementioned warrants issued was recognized and allocated to administrative expenses for the year ended December 31, 2011.

The fair value of the above warrants issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following major assumptions.

Estimated stock price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	2.41%

As of December 31, 2011, there was no unrecognized compensation cost related to the above warrants.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

24.	Common stock and additional paid-in capital

			Additional
	Number of		paid-in
	Shares	Amount	capital

Balance, December 31, 2009	29,214,043	$29,214	$3,883,198
Recapitalization - Note 24 (d)	2,761,058	2,761	(60,126)
Private placement - Note 24 (b)	4,848,525	4,849	12,552,243
Inducement to the private placement - Note 21 and Note 24(b)	-	-	1,160,114
Increase in paid up capital of Misaky before the Reorganization	-	-	387
Increase in paid up capital of Sino Oriental before the Reorganization	-	-	50,000

Balance, December 31, 2010	36,823,626	$36,824	$17,585,816
Share-based compensation	-	-	2,890,342
Balance, December 31, 2011	36,823,626	$36,824	$20,476,158

Notes:

(a)

On August 20, 2010, the Company issued 29,214,043 shares of common stock at par value $0.001 each to the shareholders of Sino Oriental in exchange for their 100% issued and outstanding common stock in Sino Oriental.

(b)

On August 20, 2010, the Company completed a private placement of 4,848,525 shares of common stock and three-year warrants to purchase up to 969,717 shares of common stock at an exercise price of $3.78 per share for a gross proceed of $15,282,527 with related cash issuance expenses of $1,565,322. In connection with the private placement, three-year warrants to purchase up to 339,396 shares of common stock at an exercise price of $3.78 per share were issued to Placement Agent with fair value of $524,972 on August 20, 2010. $1,160,114, representing the estimated fair value of Make Good Share as stated in Note 21, was deducted from the gross proceed from the private placement as an inducement to facilitate the private placement on behalf of the Company.

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

(e)

On January 18, 2011, the Company implemented for a 2.5 for 1 Forward Stock Split. Upon the completion of RTO and Forward Stock Split, the Company was deemed to have 29,214,043 shares of common stock issued and outstanding as of January 1, 2009. The effect of Forward Stock Split has been retroactively reflected in these consolidated financial statements. All references to weighted average share outstanding and per share amounts included in the accompanying consolidated financial statements and notes reflect the Forward Stock Split and its retroactive effects.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

25.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly fresh produce and processed produce and operating results of the Company and, as such, the Company has determined that the Company has two operating segments as defined by ASC 280, “Segments Reporting”: Fresh produce and processed produce.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There were no inter-segment sales or transfers for the two years ended December 31, 2011 and 2010. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2011	2010	2011	2010	2011	2010

Revenue from external customers	$67,401,562	$47,626,693	$32,671,577	$24,479,661	$100,073,139	$72,106,354
Segment profit	$28,223,238	$18,531,536	$11,577,283	$7,301,013	$39,800,521	$25,832,549

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2011	2010

Total consolidated revenue	$100,073,139	$72,106,354

Total profit for reportable segments	$39,800,521	$25,832,549
Unallocated amounts relating to operations :-
Administrative expenses	(5,365,041)	(2,335,549)
Selling expenses	(2,197,260)	(1,436,852)
Government grant income	293,253	44,225
Other loss - net	(314,355)	(53,918)
Net finance costs	(720,412)	(619,505)

Income before income taxes	$31,496,706	$21,430,950

All of the Company’s long-live assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Year ended December 31,
	2011	2010

PRC	$93,340,019	$67,857,217
Japan	6,733,120	4,249,137

Total	$100,073,139	$72,106,354

During the reporting periods, no individual customer represented 10% or most of the Company’s consolidated revenue.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

26.	Related party transactions

Apart from the transactions as disclosed in notes 2, 16, 17, 21 and 22 to the consolidated financial statements, the Company had no other material transactions with its related parties for the two years ended December 31, 2011 and 2010.

27.	Subsequent events

The Company evaluated all events or transactions that occurred after December 31, 2011 through the date the consolidated financial statement were issued and has determined that, except for the transaction disclosed below, there are no other material recognizable nor subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

(a)
On August 30, 2010, Fujian Yada acquired a land use right with a period of 20 years for growing and plantation purpose from a PRC local rural village cooperative (the “Seller”) at a cost of RMB10,400,000. According to the acquisition agreement, the rights and obligations of that land use right was transferred to Fujian Yada on August 30, 2010, which means Fujian Yada is responsible for the costs of maintaining the growing bamboo and is granted a right to harvest the bamboo and bamboo shoots. In addition, the Seller is obligated to facilitate the transfer of Forestry Right Certificate to Fujian Yada.

Owing to some administrative difficulties in transferring the Forestry Right Certificate to Fujian Yada, on March 6, 2012, Fujian Yada entered into a separate agreement with the Seller to i) dispose the land use right at an amount equivalent to the original acquisition cost paid; and ii) lease the land use right, with cancelable lease terms given one year notice from either party, up to August 29, 2030 from the Seller at annual rental of RMB1,040,000 which was retrospectively applied on August 30, 2010. In accordance with the terms of agreement, the consideration is satisfied by i) transferring RMB1,560,000 to rental deposits; ii) transferring RMB3,120,000 to prepayment of rental for 3 years; and iii) cash for the remaining amount of RMB5,720,000 by May 3, 2012.

(b)
Subsequent to December 31, 2011, Shixing Yada and Yudu Yada made cash payments of approximately RMB 10,116,000 and RMB19,346,000 respectively for the acquisition of land use rights for growing and plantation purpose.