Form 10-Q
period 2012-03-31
Asia Green Agriculture Corp
filed 2012-05-15
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [   ]     No [ X ]

As of May 7, 2012, the issuer had 36,823,626 shares of common stock outstanding.

ASIA GREEN AGRICULTURE CORPORATION
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2012

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2012 and 2011
(Stated in US Dollars)

	Three months ended March 31
	(Unaudited)
	2012	2011

Sales revenue	$32,686,030	$25,938,996
Cost of sales	(22,860,558)	(18,050,227)

Gross profit	9,825,472	7,888,769

Operating expenses
Administrative expenses	1,351,246	1,494,344
Selling expenses	547,613	461,295
	1,898,859	1,955,639

Income from operations	7,926,613	5,933,130
Government grant income	177,296	81,615
Other income - net - Note 10	491,084	192,311
Net finance costs - Note 9	(334,591)	(29,010)

Income before income taxes	8,260,402	6,178,046
Income taxes - Note 8	(249,039)	(176,557)

Net income	$8,011,363	$6,001,489

Other comprehensive income
Foreign currency translation adjustments	763,898	375,083

Total comprehensive income	$8,775,261	$6,376,572

Earnings per share: basic and diluted - Note 11	$0.218	$0.163

Weighted average number of shares outstanding: basic and diluted	36,823,626	36,823,626

See the accompanying notes to condensed consolidated financial statements.

Asia Green Agriculture Corporation
Condensed Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011
(Stated in US Dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,796,749	$12,832,811
Restricted cash - Note 4	1,018,724	1,753,359
Trade receivables, net - Note 5	30,790,559	24,173,794
Other receivables, prepayments and deposits - Note 6	6,993,047	6,839,970
Inventories - Note 7	31,453,189	20,097,977
Income tax recoverable	-	47,286
Deferred tax assets	258,015	337,884

Total current assets	77,310,283	66,083,081
Property, plant and equipment, net - Note 12	17,804,903	16,550,915
Deposits paid - Note 14	12,823,747	14,403,380
Land use rights - Note 13	26,398,946	21,632,405

TOTAL ASSETS	$134,337,879	$118,669,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 4	$11,188,990	$5,714,594
Bills payable - Note 4	-	1,571,200
Receipts in advance	133,807	31,559
Loans from third parties - Note 18	158,400	157,120
Other payables and accrued expenses - Note 15	4,307,840	5,285,000
Amounts due to related parties - Note 16	1,182,412	364,918
Secured short-term borrowings - Note 17	11,877,019	9,415,291
Income tax payable	42,202	-

Total current liabilities	28,890,670	22,539,682
Deferred tax liabilities	28,154	28,170

TOTAL LIABILITIES	28,918,824	22,567,852

COMMITMENTS AND CONTINGENCIES - Note 22

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares in 2012 and 2011; none issued and outstanding Common stock: par value $0.001 per share; authorized 200,000,000 shares in 2012 and 2011; 36,823,626 shares issued and outstanding in 2012 and 2011	36,824	36,824
Additional paid-in capital	21,018,023	20,476,158
Statutory reserve - Note 20	7,737,596	7,013,087
Other surplus reserve - Note 20	3,792,069	3,792,069
Accumulated other comprehensive income	5,832,630	5,068,732
Retained earnings	67,001,913	59,715,059

TOTAL STOCKHOLDERS’ EQUITY	105,419,055	96,101,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,337,879	$118,669,781

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

						Accumulated
			Additional		Other	other
	Common stock		paid-in	Statutory	surplus	comprehensive	Retained
	No. of shares	Amount	capital	reserve	reserve	income	earnings	Total

Balance, December 31, 2011	36,823,626	$36,824	$20,476,158	$7,013,087	$3,792,069	$5,068,732	$59,715,059	$96,101,929
Foreign currency translation adjustments	-	-	-	-	-	763,898	-	763,898
Net income	-	-	-	-	-	-	8,011,363	8,011,363
Appropriation to statutory reserve	-	-	-	724,509	-	-	(724,509)	-
Share-based compensation - Note 23	-	-	541,865	-	-	-	-	541,865

Balance, March 31, 2012	36,823,626	$36,824	$21,018,023	$7,737,596	$3,792,069	$5,832,630	$67,001,913	$105,419,055

See the accompanying notes to condensed consolidated financial statements.

Asia Green Agriculture Corporation
Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2012 and 2011
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2012	2011
Cash flows from operating activities
Net income	$8,011,363	$6,001,489
Adjustments to reconcile net income to net cash used in operating activities :-
Depreciation and amortization	329,557	298,886
Deferred taxes	82,584	159,174
Unrealized gain of foreign exchange forward contracts	(567,229)	(192,296)
Provision for (reversal of provision for) obsolete inventories	2,694	(6,912)
Provision for doubtful debts	315	65,410
Share-based compensation	541,865	696,419
Changes in operating assets and liabilities :-
Trade receivables	(6,436,356)	(4,377,511)
Other receivables, prepayments and deposits	1,335,615	1,850,592
Inventories	(10,947,183)	(9,354,797)
Trade payables	5,441,558	1,966,450
Restricted cash held as collateral for foreign exchange forward contracts	274,410	(182,616)
Receipts in advance	102,250	43,080
Other payables and accrued expenses	126,223	2,192,642
Income tax payable (recoverable)	90,101	(68,098)

Net cash flows used in operating activities	(1,612,233)	(908,088)

Cash flows from investing activities
Payments to acquire and deposit for acquisition of property, plant and equipment	(1,329,405)	(429,793)
Proceeds from disposal of property, plant and equipment	12,257	-
Payment to acquire land use rights	(4,686,552)	(3,351,515)

Net cash flows used in investing activities	(6,003,700)	(3,781,308)

Cash flows from financing activities
Proceeds from secured borrowings	9,740,096	4,346,261
Repayments of secured borrowings	(7,349,047)	(3,416,441)
Decrease in restricted cash held as collateral for bills payable	476,400	264,793
Decrease in bills payable	(1,588,000)	(882,644)
Advances from (repayments to) related parties	182,330	(657,191)

Net cash flows provided by (used in) financing activities	1,461,779	(345,222)

Effect of foreign currency translation on cash and cash equivalents	118,092	58,607

Net decrease in cash and cash equivalents	(6,036,062)	(4,976,011)
Cash and cash equivalents - beginning of period	12,832,811	9,988,422

Cash and cash equivalents – end of period	$6,796,749	$5,012,411

Supplemental disclosures for cash flow information
Cash paid for :-
Interest, net of capitalized interest	$294,716	$106,172
Income taxes	$76,354	$17,383

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information and general

(i)	Asia Green Agriculture Corporation (the “Company”) was organized on May 21, 2008 as a Nevada corporation.

Following the completion of a reverse takeover transaction (“RTO”) on August 20, 2010, the Company commenced to be engaged in the production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(ii)

Misaky Industrial Limited (“Misaky”) was incorporated in Hong Kong on December 10, 2004 as a limited liability company with authorized capital of HK$10,000, divided into 10,000 common shares of HK$1 par value each, of which 3,001 common shares were issued and paid up. Before the acquisition by Sino Oriental Agriculture Group Limited (“Sino Oriental”) as described in note 2(v), Misaky was wholly owned by Mr. Zhan Youdai (“Mr. Zhan”) through a trust agreement with Mr. Cai Yangbo, (“Mr. Cai”). The sole director of Misaky is Mr. Zhan. The principal business of Misaky is an investment holding and only holds 100% equity interest in Fujian Yada Group Co., Ltd. (“Fujian Yada”).

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

(iv)

Fujian Yada was established in the Peoples Republic of China (the “PRC”) on February 6, 2001 as a limited liability company. The then paid up capital of Renminbi (“RMB”) 30,000,000 was held as to 97% by Mr. Zhan and 3% by Madam Liufeng Zhou, Mr. Zhan’s spouse respectively and was transferred to Misaky on May 26, 2010 as stated in Note 2(iv). On August 26, 2010, Fujian Yada increased its paid up capital to RMB118,000,000. The principal activities of Fujian Yada are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(v)

Fujian Yaxin Food Co., Ltd. (“Yaxin”) was established in the PRC on April 2, 2007 as a limited liability company. Before its acquisition by Fujian Yada as stated in Note 2(i), the paid up capital of RMB10,000,000 was wholly held by Mr. Zhan. The principal activities of Yaxin are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(vi)

Fujian Shengda Import & Export Trading Co., Ltd. (“Shengda”) was established in the PRC on June 5, 2007 as a limited liability company. Before its acquisition by Fujian Yada as stated in Note 2(ii), the paid up capital of RMB5,000,000 was held as to 90% by Mr. Zhan and 10% by Madam Liufeng Zhou, Mr. Zhan’s spouse. The principal activity of Shengda is trading of the Company’s agricultural products to oversea customers.

(vii)

Fujian Xinda Food Co., Ltd. (“Xinda”) was established in the PRC on February 5, 2005 as a limited liability company. Before its acquisition by the Company as stated in Note 2(iii), the paid up capital of RMB5,000,000 was held as to 30% by Mr. Zhan and 70% by Madam Liufeng Zhou, Mr. Zhan’s spouse. The principal activities of Xinda are production and marketing of bamboo shoots.

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

(ii)

Fujian Yada entered into two separate agreements with Mr. Zhan and his spouse, Madam Liufeng Zhou to acquire their 100% equity interest in Shengda on April 8, 2008 and October 26, 2009 respectively at cash considerations ofRMB4,500,000 (equivalent to $660,150) and RMB500,000 (equivalent to $73,350), equivalent to the paid up capital of Shengda.

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

(iv)

On April 13, 2010, Mr. Zhan and Madam Zhou Liufeng, Mr. Zhan’s spouse, entered into an agreement with Misaky, a limited liability company incorporated in Hong Kong, pursuant to which Misaky agreed to acquire their 100% equity interest in the Fujian Yada at a cash consideration of RMB31,157,000. The transaction was completed on May 26, 2010.

(v)

On July 2, 2010, the shareholder of Misaky, Mr. Cai, entered into an agreement with Sino Oriental, pursuant to which Sino Oriental agreed to acquire 100% equity interest in Misaky at a cash consideration of HK$3,001, equivalent to the issued and paid up share capital of Misaky.

(vi)

On August 20, 2010, the Company entered into a share exchange agreement with the shareholders of Sino Oriental to acquire their 100% of the issued and outstanding common shares in Sino Oriental by issuance of 29,214,043 shares of the Company’s common stock with par value of $0.001 each (as adjusted for a 2.5 for 1 forward stock split on January 18, 2011 (the “Forward Stock Split”)). On the same date, the Company entered into a share cancellation agreement with Yang YongJie (“Mr. Yang”), the shareholder of the Company, pursuant to which Mr. Yang agreed to surrender for cancellation of 9,738,180 shares (as adjusted for the Forward Stock Split) of the Company’s outstanding common stock. On the same date, Mr. Zhan was appointed as a director of the Company and entered into an option agreement with Mr. Cai pursuant to which Mr. Zhan has an option to purchase all the equity interest in the Company held by Mr. Cai at a consideration of $84,981,327 at any time during the two years period commencing on the 180th day following the signing day of this option agreement.

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

3.	Summary of significant accounting policies

Basis of consolidation and presentation

Before and immediately after the completion of the Reorganization, the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda were under the common control of Mr. Zhan and his spouse, Madam Zhou Liufeng. Accordingly, accounting for recapitalization is adopted for the preparation of the condensed consolidated financial statements to present the combined results of operations and financial position of the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda as if the current group structure, which means that Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda are wholly owned subsidiaries of the Company, had been in existence at the beginning of the reporting period. The 29,214,043 shares (as adjusted for the Forward Stock Split) of the Company’s common stock issued for the RTO are deemed the opening common stock since January 1, 2009 to reflect the recapitalization.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of March 31, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of March 31, 2012 and December 31, 2011, the Company did not have any balance of gross trade receivables due from any individual customer that represented 10% or more of the Company’s gross trade receivables.

During the three months period ended March 31, 2012 and 2011, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

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

The Company enters into foreign currency forward exchange contracts (“foreign exchange forward contracts”) to manage its exposure to the foreign currency exchange risk related to the trade receivable denominated in Japanese Yen (“JPY”). The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In accordance with US GAAP, the foreign exchange forward contracts are considered as “derivatives not designated as hedging instruments”. Therefore, the foreign exchange forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the condensed consolidated statements of income and comprehensive income within “other (loss) income - net” in the period in which they occur. As of March 31, 2012 and December 31, 2011, the Company had outstanding foreign exchange forward contracts to sell totaling JPY518,954,640 and JPY677,000,000 respectively with maturities of less than one year.

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

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 2 inputs as of March 31, 2012 and December 31, 2011 :-

Included in the following items
	of condensed consolidated	Total fair value measurement
	balance sheets	as of
		March	December
		31, 2012	31, 2011
		(Unaudited)	(Audited)
Derivative financial assets - foreign exchange forward contracts	Other receivables, prepayments and deposits	$56,805	$-

Derivative financial liabilities - foreign exchange forward contracts	Other payables and accrued expenses	$407,944	$909,529

	Included in the following
	items of condensed
	consolidated statements of
	income and comprehensive	Three months ended
	income	March 31,
		2012	2011
		(Unaudited)	(Unaudited)
Realized loss recorded – foreign exchange forward contracts	Other income - net	$(76,853)	$-
Unrealized gain recorded - foreign exchange forward contracts	Other income - net	567,229	192,296

Total gain recorded		$490,376	$192,296

The Company estimates the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the three months period ended March 31, 2012 and 2011.

Recently issued accounting pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU update has no material impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 –80)”. The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of this ASU update has no material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU update has no material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. The adoption of this ASU update has no material impact on the Company’s condensed consolidated financial statements.

4.	Restricted cash, bills payable and trade payables

Restricted cash as of March 31, 2012 and December 31, 2011 consisted of the following:-

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Bank deposits held as collateral for foreign exchange forward contracts - Note (a)	$1,018,724	$1,281,999
Bank deposits held as collateral for bills payable - Note (b)	-	471,360
	$1,018,724	$1,753,359

(a)

When the Company enters into foreign exchange forward contracts with the bank, it is required to place deposits with reference to the nominal amount. These deposits will be used to settle loss on the foreign exchange forward contracts or returned to the Company at the earlier of maturity date or exercise date.

(b)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 30% - 40% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

(c)	Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

5.	Trade receivables, net

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Trade receivables	$30,790,889	$24,173,810
Less : Allowance for doubtful accounts	(330)	(16)
	$30,790,559	$24,173,794

Trade receivables with carrying value of $2,195,035 and $271,185 as of March 31, 2012 and December 31, 2011 were pledged as collateral under certain loan agreements (see Note 17) respectively.

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	(Unaudited)
	2012	2011
Balance at beginning of the period	$16	$59,620
Provision for doubtful debts	315	65,410
Translation adjustments	(1)	387
	$330	$125,417

Provision for doubtful debts of $315 and $65,410 were charged to operations during the three months ended March 31, 2012 and 2011 respectively.

6.	Other receivables, prepayments and deposits

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Prepayments*	$4,307,654	$5,461,498
Deposits	1,686,327	877,673
Receivable from disposal of land use right - Note 13	906,048	-
Derivative financial assets - foreign exchange forward contracts - Note 3	56,805	-
Other receivables	36,213	500,799
	$6,993,047	$6,839,970

* Represents primarily prepayment for the production of fresh produce which are expected to be recorded as cost of sales upon harvest within one year.

7.	Inventories

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Raw materials and packaging materials	$753,305	$659,863
Bamboo and other growing crops	23,781,594	15,928,758
Finished goods	6,922,957	3,511,319
	31,457,856	20,099,940
Less: Provision for obsolete inventories	(4,667)	(1,963)
	$31,453,189	$20,097,977

As of March 31, 2012 and December 31, 2011, the inventories with carrying amount of $867,359 and $617,711 were pledged as collateral under certain loan agreements (see Note 17).

Provision for (reversal of) obsolete inventories of $2,694 and $(6,912) were charged to operations during the three months ended March 31, 2012 and 2011 respectively.

8.	Income taxes

United States

Asia Green Agriculture Corporation is subject to the United States of America Tax law at tax rate of 34%. No provision for the United States federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

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

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new EIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the EIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of March 31, 2012.

9.	Net finance costs

Details of net finance costs are summarized as follows :-

	Three months ended March 31,
	(Unaudited)
	2012	2011

Total interest cost incurred, net of capitalized interest	$294,716	$106,172
Less: Interest income	(23,215)	(6,267)
Government grants recognized	-	(105,050)

Net interest cost	271,501	(5,145)
Other finance costs	63,090	34,155
	$334,591	$29,010

10.	Other income, net

	Three months ended March 31,
	(Unaudited)
	2012	2011

Change in fair value of foreign exchange forward contracts	490,376	192,296
Other income	708	15

Net	$491,084	$192,311

11.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. 1,359,113 warrants and 3,093,258 share options (as adjusted for the Forward Stock Split) were excluded from the calculation of earnings per share for three months period ended March 31, 2012 as their dilutive effects are immaterial. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the reorganization of stockholders’ equity as if the Reorganization occurred as of the beginning of the first period presented and has been adjusted to reflect the Forward Stock Split effected on January 18, 2011.

12.	Property, plant and equipment, net

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Costs :
Buildings	$10,844,621	$10,756,752
Plant and machinery	2,519,051	2,485,444
Motor vehicles	206,855	204,658
Electronic equipment	173,856	159,315
Leasehold improvements	-	39,689
	13,744,383	13,645,858
Accumulated depreciation	(2,849,990)	(2,661,418)
Construction in progress	6,910,510	5,566,475
Net	$17,804,903	$16,550,915

(i)	During the reporting periods, depreciation charge is included in:-

	Three months ended March 31,
	(Unaudited)
	2012	2011

Cost of sales and overheads of inventories	$128,830	$125,646
Selling expenses	2,071	491
Administrative expenses	64,267	9,139

	$195,168	$135,276

As of March 31, 2012 and December 31, 2011, buildings and plant and machinery with carrying amount of $8,019,353 and $8,030,558 were pledged as collaterals under certain loan and bills payable arrangements, respectively (Note 17).

During the three months ended March 31, 2012, property, plant and equipment with net book value of $12,257 were disposed of at a consideration of $12,257, resulting a gain of $Nil. During the three months ended March 31, 2011, there was no disposal of property, plant and equipment.

Capitalized interest for the three months ended March 31, 2012 and 2011 was immaterial.

(ii)	Construction in progress:-

Construction in progress is comprised primarily of capital expenditures for construction of the Company’s new offices and factories.

13.	Land use rights

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Land use rights
- for office premises, production facilities and warehouse – Note (a)	$2,198,853	$2,181,085
- for growing and plantation – Note (b)	25,293,468	20,402,893
Accumulated amortization – Note (c)	(1,093,375)	(951,573)
	$26,398,946	$21,632,405

(a)

The Company obtained the right from the relevant PRC land authority for a period of 40-50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of March 31, 2012 and December 31, 2011, land use rights with carrying amounts of $740,430 and $734,446 were pledged as collateral under certain loan arrangements (Note 17).

(b)

The Company obtained several rights from the relevant PRC local rural village cooperatives for period ranged from 20-37 years (2011: 20-28 years) to use the land for growing and plantation purpose for producing the Company’s fresh produce.

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

Owing to some administrative difficulties in transferring the Forestry Right Certificate to Fujian Yada, on March 6, 2012, Fujian Yada entered into a separate agreement with the Seller to i) dispose the land use right at an amount equivalent to the original acquisition cost paid; and ii) lease the land use right, with cancelable lease terms given one year notice from either party, up to August 29, 2030 from the Seller at annual rental of RMB1,040,000 which was retrospectively applied on August 30, 2010. In accordance with the terms of agreement, the consideration is satisfied by i) transferring RMB1,560,000 to rental deposits; ii) transferring RMB3,120,000 to prepayment of rental for 3 years; and iii) cash for the remaining amount of RMB5,720,000 (equivalent to $906,048 as of March 31, 2012) expected to be received by May 31, 2012.

(c)

During the three months ended March 31, 2012 and 2011, amortization amounted to $134,389 and $163,610 respectively. The estimated amortization for each of the five succeeding years is approximately $922,000 each year.

14.	Deposits paid

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Deposits paid for:-
- acquisition of land use rights	$12,570,307	$14,151,988
- acquisition of property, plant and equipment	253,440	251,392

	$12,823,747	$14,403,380

15.	Other payables and accrued expenses

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Interest payable	$95,700	$46,490
Withholding tax payable - Note 15(b)	-	628,480
Pension payable - Note 15(a)	563,918	559,360
Derivative financial liabilities - foreign exchange forward contracts - Note 3	407,944	909,529
VAT payable	1,327,532	1,660,217
Salaries payable	624,577	308,830
Accrued audit fee	245,520	219,968
Liquidated damage payable - Note 22	443,686	443,686
Other payables	598,963	508,440
	$4,307,840	$5,285,000

(a)

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

(b)

On March 21, 2009, Fujian Yada declared a dividend of RMB20,000,000, of which RMB16,000,000 (equivalent to $2,347,200 as of March 21, 2009) was transferred to amounts due to related parties in accordance with a loan agreement entered into between Mr. Zhan, Madam Liufeng Zhou, Mr. Zhan’s spouse, and the Company. The remaining balance of RMB4,000,000 (equivalent to $633,600 as of March 31, 2012), representing withholding tax payable on dividend declared in accordance with PRC Tax Law, was included in other payables and accrued expenses.

On March 19, 2012, Fujian Yada received a certificate from Songxi State Tax Bureau, that the withholding tax payable on the dividend declared was exempted. Accordingly the remaining balance of RMB4,000,000 (equivalent to $630,040 as of March 19, 2012) was transferred to amounts due to related parties during the three months ended March 31, 2012.

16.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Madam Zhou Liufeng, Mr. Zhan’s spouse, and are interest-free, unsecured and repayable on demand.

17.	Secured borrowings

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Secured short-term borrowings	$11,877,019	$9,415,291

The weighted-average interest rate on short-term borrowings as of March 31, 2012 and December 31, 2011, were 7.50% and 7.13%, respectively.

The details of the Company’s banking facilities as of March 31, 2012 were as follows:-

		Amount
	Granted	utilized	Unused

Facilities granted: Secured bank loans	$11,880,000	$11,877,019	$2,981

The secured borrowings were secured by the following:-

(i)	The Company’s assets with following carrying values :-

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Property, plant and equipment (Note 12)	$8,019,353	$8,030,558
Trade receivable (Note 5)	2,195,035	271,185
Land use rights (Note 13)	740,430	734,446
Inventories (Note 7)	867,359	617,711
	$11,822,177	$9,653,900

(ii)	Guarantees executed by third parties;

(iii)	Guarantees executed by Mr. Zhan and Liufeng Zhou, Mr. Zhan’s spouse; and

(iv)	Guarantees executed by certain staff of the Company.

As of March 31, 2012, Fujian Yada’s secured short-term borrowings of $3,801,600 were subject to compliance with certain financial covenants: to maintain a minimum current ratio of 1.0, minimum quick ratio of 0.5 and maximum debt to asset ratio of 60% at any time.

If Fujian Yada were to breach the covenants, the secured short-term borrowings would become payable on demand. Fujian Yada regularly monitors its compliance with these financial covenants.

As of March 31, 2012, none of the above financial covenants relating to secured short-term borrowings had been breached.

18.	Loans from third parties

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Non-interest bearing	$158,400	$157,120

All the loans from third parties are unsecured and repayable on demand.

19.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $15,068 and $82,350 for the three months ended March 31, 2012 and 2011 respectively.

20.	Statutory reserve and other surplus reserve

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

In connection with a private placement completed on August 20, 2010, Mr. Cai, the major shareholder of the Company, entered into a make good escrow agreement (the "Escrow Arrangement") with the investors under the private placement pursuant to which he agreed to place 4,848,525 shares (as adjusted for the Forward Stock Split) of our common stock (the “Make Good Share”) owned by him in an escrow account administrated by an escrow agent. In the event of the Company failed to achieve the earnings per share targets for 2010 and 2011, the escrow agent was authorized distribute the Make Good Share to the investors on a pro rate basis for any shortfall.

The earnings per share targets for 2010 and 2011 were determined by dividing $18,176,145 and $27,264,218, respectively, by the total number of shares of common stock outstanding (as adjusted for the Forward Stock Split) immediately following the closing of the private placement. As of December 31, 2011 and 2010, the Company achieved the earnings per share targets of 2011 and 2010.

Since Mr. Cai is only a major stockholder, does not have a management position with the Company and the release or transfer of the Make Good Share is not contingent on the continued employment of Mr. Cai or any other management, in accordance with ASC 718-10-S99-2, the Company determined that the presumption of compensation in this Escrow Arrangement should be overcome and that no compensation charge should be recognized. The Escrow Arrangement should be recorded as an inducement to facilitate the private placement on behalf of the Company. Accordingly, the transaction was recorded as a reduction of proceeds from the private placement in an amount equal to the estimated fair value of the Make Good Share of $1,160,114 on August 20, 2010, the date of the Make Good Escrow Agreement and completion of the private placement, with corresponding credit to additional paid-in capital. The fair value of the Make Good Share was estimated, at the date of the Make Good Escrow Agreement, by reference to the estimated placing price per share of the Company’s common stock in the private placement completed on August 20, 2010 and the probability of any shortfall in earnings per share targets of 2010 and 2011 estimated by the management.

22.	Commitments and contingencies

Capital commitment

As of March 31, 2012, and December 31, 2011, the Company had capital commitments as follows:-

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Construction of new building facilities	$4,575,074	$5,990,221
Acquisition of land use rights	3,784,334	6,757,463
	$8,359,408	$12,747,684

Operating lease commitment

The Company leases certain land use rights under operating leases. As of March 31, 2012 the future minimum lease payments under non-cancelable operating leases were as follows:-

Within 1 year	$3,433,662
In the second year	3,427,934
In the third year	3,426,509
In the fourth year	3,415,949
In the fifth year	3,395,885
Thereafter	48,603,139
$65,703,078

Rental expense for operating leases amounted to $873,624 and $829,562 for the three months ended March 31, 2012 and 2011, respectively, have been recorded in cost of sales and inventories.

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

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 0.5% per month of the aggregated amount invested by such investors in the private placement until the registration statement has been filed and/or declared effective, but the maximum amount of liquidated damages is capped at 6% on aggregated amount invested by such investors. In accordance with ASC 450 Contingencies”, the Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. The Registration Statement was not declared effective until July 15, 2011 and the provision of liquidated damages was made in an amount of $443,686 as of March 31, 2012. Liquidated damages of $Nil and $113,354 were charged to administrative expenses for the three months ended March 31, 2012 and 2011 respectively.

23.	Share based compensation

The Company granted share options and warrants to employees, directors and consultants to reward them for services rendered.

Stock option plan

Under the stock option plan adopted by the Company in 2010, 3,093,258 share options with exercisable period up to 10 years were granted to the management and employees of the Company on February 14, 2011 of which, 184,123 share options vested on March 18, 2011 with an exercise price of $3.94, 184,122 share options are vesting on March 18, 2012 with an exercise price equal to 125% of the market price (“125% Market Price Share Options”) of the Company’s common stock on that vesting date (market price as of March 18, 2012 was $1.59), 908,335 share options vested on February 14, 2012 and 1,816,678 share options are vesting in equal amounts on the first day of each quarter during a four year period commencing from February 15, 2012 with an exercise price of $4. All the share options granted are subject to the option holders continuing to be management or employees of the Company before the respective vesting dates.

A summary of share option plan activity for the three months ended March 31, 2012 is presented below:

		Weighted average	Remaining	Aggregate
	Number	Exercise price per	contractual	intrinsic
	of shares	share	Term	value (1)
Outstanding as of January 1, 2012	3,093,258	$4.13 *
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of March 31, 2012	3,093,258	$3.88*	8.9 years	$-

Exercisable as of March 31, 2012	1,276,580	$3.70	8.9 years	$-

(1)	There was no aggregate intrinsic value as the weighted average exercise price of options of $4.13 is in excess of the estimated value of the Company’s common stock as of March 31, 2012.

* For the disclosure purpose, the exercise price of 125% Market Price Share Options as of January 1, 2012 was estimated by the management, which is consistent with the assumption on exercise price for estimation of fair value of these share options at the grant date. Since the market price is available as of March 18, 2012, the weighted average exercise price as of March 31, 2012 was adjusted based on actual exercise price accordingly.

The weighted average grant-date fair value of options granted during 2011 was $1.777 per share. The Company recognized compensation expense arising from abovementioned share options granted in the amount of $541,865 and $594,512 for the three months ended March 31, 2012 and 2011 respectively. The compensation expense was allocated to administrative expenses in the amount of $421,076 and $511,395 and selling expense in the amount of $120,789 and $83,117 for the three months ended March 31, 2012 and 2011 respectively.

As of March 31, 2012, there were no other share options granted to employees and directors.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Estimated stock price	$4.00
Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of March 31, 2012, there was unrecognized compensation cost of $2,166,520 related to the above non-vested share options which are expected to be recognized over approximately 3.9 years.

Warrants

On February 10, 2011, the Company issued warrants to a service provider the warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share. in exchange for investor relation services provided to the Company. These warrants have exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. No compensation expense arising from abovementioned warrants was recognized or allocated to administrative expenses for the three months ended March 31, 2012.

The fair value of the above warrants issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Stock price and exercise price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	2.41%

As of March 31, 2012, there was no unrecognized compensation cost related to the above warrants.

24.	Segment information

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There were no inter-segment sales or transfers during the three months ended March 31, 2012 and 2011. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	March 31		March 31		March 31
	(Unaudited)		(Unaudited)		(Unaudited)
	2012	2011	2012	2011	2012	2011
Revenue from external customers	$25,888,546	$20,378,378	$6,797,484	$5,560,618	$32,686,030	$25,938,996

Segment profit	$8,947,490	$6,687,325	$877,982	$1,201,444	$9,825,472	$7,888,769

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31,
	(Unaudited)
	2012	2011

Total consolidated revenue	$32,686,030	$25,938,996

Total profit for reportable segments	$9,825,472	$7,888,769
Unallocated amounts relating to operations :-
Administrative expenses	(1,351,246)	(1,494,344)
Selling expenses	(547,613)	(461,295)
Government grant income	177,296	81,615
Other income - net	491,084	192,311
Net finance costs	(334,591)	(29,010)

Income before income taxes	$8,260,402	$6,178,046

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is as follows:-

	Three months ended March 31,
	(Unaudited)
	2012	2011

PRC	$31,052,904	$24,503,908
Japan	1,633,126	1,435,088

Total	$32,686,030	$25,938,996

During the reporting periods, no individual customer represented 10% or more of the Company’s consolidated revenue.

25.	Related party transactions

Apart from the transactions as disclosed in notes 15, 16, 17, 20 and 21 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the three months ended March 31, 2012 and 2011.

26.	Subsequent events

The Company evaluated all events or transactions that occurred after March 31, 2012 through the date the financial statements were issued and has determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

OVERVIEW

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. Bamboo shoot products accounted for approximately 48% of our revenue in 2011, while fresh vegetables and fruit accounted for approximately 29% of revenue, processed vegetables for 8% of revenue, and bamboo wood for 15% of revenue, respectively. In the three months ended March 31, 2012, bamboo shoot products accounted for approximately 81% of our revenue, while fresh vegetables and fruits accounted for approximately 14%, processed vegetables for 3%, and bamboo wood for 2%.

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

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as in the Japanese market. We derived approximately 93% and 7% of our revenue in the PRC and in Japan, respectively, in 2011 and approximately 95% and 5% in the PRC and in Japan, respectively, in the first three months of 2012.

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

We believe that the investments we made in physical facilities and planting bases in 2011 and the first three months of 2012 established a strong foundation for growth during 2012 and beyond. Our growth strategy is currently centered on the following four initiatives:

•	Expand our planting bases.
•	Further expand our domestic sales and distribution network and enter new markets.
•	Increase our processing facilities and cold storage capacity.
•	Further enhance our brand recognition.

RECENT DEVELOPMENTS

Net sales for the first three months of 2012 were $32.7 million, an increase of approximately 26% over net sales in the first three months of 2011. Net income for the first three months of 2012 was $8.0 million, an increase of approximately 33%, compared to the three months ended March 31, 2011.

Our continued growth has been the result of focus on our four core initiatives. The table below summarizes our planting bases as of December 31, 2011 and March 31, 2012.

	December 31, 2011	March 31, 2012
Bamboo forest	31,700 acres	34,700 acres
	(128.29 square kilometers)	(140.43 square kilometers)

Vegetables & Fruits	12,500 acres	12,500 acres
	(50.59 square kilometers)	(50.59 square kilometers)

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of our internal sales team members and distributors as of December 31, 2011 and March 31, 2012.

	December 31, 2011	March 31, 2012
Internal Sales Team Members	55	59
Distributors	163	154

During the remainder of 2012, we plan to continue expansion of our sales network domestically. We have no immediate plans to expand our international sales presence beyond China and Japan.

We have a 6,000 metric ton cold storage facility as of March 31, 2012 for storing fresh and semi-finished products. We are adding an additional 5,500 metric ton cold storage facility in order to meet the requirements of our existing products and the anticipated need for storage as a result of our recent new product launches. As of March 31, 2012, the construction work for this additional facility is underway.

We continue to gain brand recognition in China, especially in Fujian Province. Our brand “ ” was designated a “Well Known Trademark” in China in 2011. By March 31, 2012, we had expanded our sales to approximately 800 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with the accounting policies which are consistent with the audited consolidated financial statements for the year ended December 31, 2011. Please refer to the audited consolidated financial statements for the year ended December 31, 2011 for the description of all of the accounting policies.

Management believes that the most critical accounting policies important to understanding our financial statements and financial condition are our policies concerning inventories, revenue recognition, and income taxes and foreign currency translation, discussed in more detail below. Please see Note 3 - Significant Accounting Policies” in our financial statements for a more complete discussion of the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future outcome of the uncertainties increase, these judgments become even more subjective and complex. While such judgments and estimates are made in good faith by management, they may not always prove to be correct.

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

In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally fluctuate with our projected demand requirements and market conditions. We estimate the demand requirements based on market conditions, forecasts prepared by our customers, sales contracts, and orders in hand.

In addition, we estimate net realizable value based on intended use, current market value and inventory ageing analyses. We record the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, we established a general guideline to make a 20% and 100% provision for raw materials, packing materials and finished goods aged between one and two years and over two years respectively.

Revenue recognition

Revenue from sales of the Company’s products, including fresh produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as a signed sales contract, the significant risks and rewards of ownership have been transferred to the customer at the time when the products are delivered to our customer with no significant post-delivery obligations on our part, or the sales price is fixed or determinable and collection is reasonably assured. We do not provide our customers with contractual rights of return and post-delivery discount for any of our products. When any significant post-delivery performance obligation exists, revenue is recognized only after such obligation is fulfilled. We evaluate the terms of the sales agreement with such customer in order to determine whether any significant post-delivery performance obligations exist. Currently, the sales under fresh produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations.

Revenue from sales of our product represents the invoiced value of goods, net of the value-added tax (“VAT”). Our processed produce products that are sold in the PRC are subject to VAT at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid on raw materials, other materials or costs included in the cost of producing our processed produce products.

Income taxes

We use the asset and liability method of accounting for income taxes pursuant to ASC 740 "Income Taxes". Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We file separate tax returns in the United States and China. Income taxes of our PRC operating subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Asia Green Agriculture Corporation, applicable U.S. tax laws are followed. We expect that the tax rate of 25% currently applicable to our Fujian Yada operating subsidiary will remain unchanged for the remainder of 2012.

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

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries, but this treatment will depend on our status as a non-resident enterprise. For a detailed discussion of PRC tax issues related to resident enterprise status, see "Risk Factors — Risks Associated with Doing Business in China — Under the New EIT Law, we may be classified as a 'resident enterprise' of China" in our annual report on Form 10-K for the year ended December 31, 2011. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Foreign currency translation

Our functional currency is the RMB, and RMB is not freely convertible into foreign currencies. We maintain our financial statements in our functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, our financial statements that are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates, and revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the three months		For the three months
Item	ended		ended
	March 31, 2012		March 31, 2011
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales

Net sales	$32,686	100%	25,939	100%
Cost of sales	(22,861)	(70)%	(18,050)	(70)%
Gross profit	9,825	30%	7,889	30%
Selling and administrative expenses	(1,899)	(6)%	(1,956)	(7)%
Operating income	7,926	24%	5,933	23%
Government grant income	177	0%	82	0%
Other income - net	491	2%	192	1%
Net finance costs	(334)	(1)%	(29)	0%
Income before income taxes	8,260	25%	6,178	24%
Income taxes	(249)	0%	(177)	(1)%
Net income	8,011	25%	6,001	23%

The functional currency of the Company is RMB; however, our financial information is expressed in US Dollars. The results of operations reported in the table above is based on the exchange rate of RMB 6.2972 to $1 for the three months ended March 31, 2012 and the rate of RMB 6.5712 to $1 for the three months ended March 31, 2011.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the three months ended March 31, 2012, our net sales were $32.7 million compared to $25.9 million for the same period last year, an increase of $6.7 million or approximately 26%. The increase was primarily due to increased demand for our products. Of such increase, approximately $4.2 million was attributable to increased sales volume of our products, while approximately $1.4 million was due to higher average selling prices of our products and approximately $1.1 million was due to the appreciation of the RMB against the US dollar.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead, and sales tax. For the three months ended March 31, 2012, our cost of sales were $22.9 million compared to $18.1 million for the same period last year, an increase of $4.8 million or approximately 27%. This increase was primarily due to higher sales volume. As a percentage of net sales, our cost of sales remained at approximately 70% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $9.8 million for the three months ended March 31, 2012 compared to $7.9 million for the same period last year, an increase of $1.9 million or approximately 25%. Gross profit as a percentage of net sales remained unchanged at approximately 30% for the three months ended March 31, 2012 and for the same period in 2011. Our gross margin remained unchanged due to a similar product mix, for the three months ended March 31, 2012 and for the same period in 2011.

Selling and Administrative Expenses. Our selling and administrative expenses decreased by $0.1 million, or approximately 3%, to $1.9 million for the three months ended March 31, 2012 from $2.0 million for the three months ended March 31, 2011.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses amounted to $0.5 million for the three months ended March 31, 2012, similar to $0.5 million for the three months ended March 31, 2011. As a percentage of net sales, selling expenses for the three months ended March 31, 2012 were approximately 2% of net sales, similar to 2% for the three months ended March 31, 2011.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses decreased by $0.1 million, or approximately 10%, to $1.4 million for the three months ended March 31, 2012 from $1.5 million for the three months ended March 31, 2011. The decrease is mainly attributed to a decrease in non-cash compensation expense of approximately $0.2 million arising from the grant of employee stock options and warrants to an investor relations firm. As a percentage of net sales, administrative expenses decreased to approximately 4% for the three months ended March 31, 2012 from 6% for the three months ended March 31, 2011.

Net Finance Costs. Our net finance costs increased to approximately $0.3 million for the three months ended March 31, 2012 from approximately $29,000 for the three months ended March 31, 2011. The increase is mainly due to an increase in average bank loan balance.

Income Taxes. We had income tax expense of approximately $0.2 million for the three months ended March 31, 2012, similar to approximately $0.2 million for the three months ended March 31, 2011 primarily because we had comparable taxable income for the two periods.

Net Income. Our net income increased by $2.0 million or approximately 33%, to $8.0 million for the three months ended March 31, 2012. The main reason for the growth of our net income was due to the increase in revenues discussed above.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of approximately $6.8 million, compared to approximately $12.8 million as of December 31, 2011. Our accounts receivable at March 31, 2012 were $30.8 million, compared to $24.2 million at December 31, 2011. Our days’ sales outstanding decreased slightly to 86 days at March 31, 2012, from 88 days at December 31, 2011. We finished the first quarter with net working capital of $48.4 million, compared to $43.5 million at December 31, 2011.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three months Ended		Year Ended
	March 31,		December 31,
	(Unaudited)		(Audited)
	2012	2011	2011	2010

Net cash (used in) provided by operating activities	$(1,612)	$(908)	$24,593	$15,409
Net cash used in investing activities	(6,004)	(3,781)	(24,913)	(15,299)
Net cash provided by (used in) financing activities	1,462	(345)	2,899	9,043
Effect of exchange rate on cash and cash equivalents	118	58	266	414
Cash and cash equivalents at the beginning of the period	12,833	9,988	9,988	421
Cash and cash equivalents at the end of the period	6,797	5,012	12,833	9,988

Cash Flows from Operating Activities.

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2012, compared to $0.9 million used in operating activities for the three months ended March 31, 2011. The change was primarily attributable to an increase in trade receivables and inventories.

Cash Flows from Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2012 was $6.0 million compared to $3.8 million for the three months ended March 31, 2011. The increase of net cash used in investing activities was primarily attributable to capital expenditure for the expansion of planting bases and production facilities. During the three months ended March 31, 2012, we invested $1.3 million to acquire property, plant and equipment and made an additional $4.7 million in payments to acquire land use rights.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $1.5 million in the three months ended March 31, 2012 compared to $0.3 million used in financing activities for the three months ended March 31, 2011. Net cash provided by financing activities for the three months ended March 31, 2012 was primarily attributable to borrowings under bank credit facilities.

As of March 31, 2012, the Company's banking facilities were composed of the following: (All amounts, other than percentages, in thousands of U.S. dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Secured short-term borrowings	$11,877	$9,415

We had the following financing arrangements as of March 31, 2012, including those with third parties:

•	Fujian Yada Group Co., Ltd and Industrial and Commercial Bank of China Limited Jianyang Sub-branch entered into a Maximum Amount Guarantee Contract on June 28, 2010 to guarantee a maximum of RMB20,000,000, or $3,044,001 for debts within the period from June 28, 2010 to June 27, 2013 owed to the Industrial and Commercial Bank of China Limited Jianyang Sub-branch by Fujian Yaxin Food Group Co., Ltd.

•

Fujian Yaxin Food Co., Ltd. entered into a Small Business Loan Agreement on April 6, 2011 to borrow from Industrial and Commercial Bank of China Limited Jianyang Sub-branch an amount of RMB5,000,000, or $773,503 for purpose of purchasing financial resources and materials, and the annual interest rate of the loan shall be 6.941%. The term of the Small Business Loan Agreement shall be from April 6, 2011 to April 5, 2012.

•

Fujian Yaxin Food Co., Ltd. entered into a Maximum Amount Liquid Fund Loan Contract on May 5, 2011 to borrow from Jianyang City Rural Credit Cooperative Union Business Department an amount of RMB2,000,000, or $309,401 for purpose of purchasing financial resources and materials, and the monthly interest rate of the loan shall be 10.908 ‰. The term of the Agreement shall be from May 5, 2011 to May 4, 2012.

•

Fujian Yada Group Co., Ltd. entered into a RMB Fund Loan Contract on November 28, 2011 to borrow from Songxi Sub-branch of Construction Bank of Co., Ltd. an amount of RMB8,000,000, or $1,256,953 for purpose of purchasing corn, mushrooms and fresh radishes. The annual interest rate of the loan is the benchmark interest rate announced by the People’s Bank of China as of the value date. The term of such RMB Fund Loan Contract is from November 28, 2011 to November 28, 2012.

•

Fujian Yada Group Co., Ltd and Songxi Sub-branch of Construction Bank of Co., Ltd. entered into a Maximum Amount Mortgage Contract on November 28, 2011 to provide a mortgage of land use rights for a maximum amount of RMB13,860,000, or $1,256,953 for debts within the period from 2011 to 2014 owed to the Songxi Sub-branch of Construction Bank of Co., Ltd. by Fujian Yada Group Co., Ltd.

•

Fujian Yaxin Food Co., Ltd. entered into a Domestic Factoring Contract on February 1, 2012 to borrow from Jianyang Branch of Industrial and Commercial Bank of China Limited an amount of RMB3,000,000, or $475,202 for purpose of purchasing raw materials. The annual interest rate of the loan is the benchmark interest rate announced by the People’s Bank of China as of the issuing date raised by 5%. The term of such Domestic Factoring Contract is from February 1, 2012 to the date when Fujian Yaxin Food Co., Ltd. fulfills the obligations under the Domestic Factoring Contract.

•

Fujian Yaxin Food Co., Ltd. entered into a Comprehensive Credit Agreement to borrow from Fuzhou Branch of China Everbright Bank Co., Ltd. a maximum amount of RMB17,000,000, or $2,692,813 within the period from February 1, 2012 to January 31, 2013.

•

Fujian Yada Group Co., Ltd. and Fuzhou Branch of China Everbright Bank Co., Ltd. entered into a Maximum Amount Guarantee Contract on February 1, 2012 to guarantee a maximum amount of RMB17,000,000, or $2,692,813 for debts owned to the Fuzhou Branch of China Everbright Bank Co., Ltd. from February 1, 2012 to the expiration of each debt issued pursuant to the Comprehensive Credit Agreement.

•

Zhan Youdai and Fuzhou Branch of China Everbright Bank Co., Ltd. entered into a Maximum Amount Guarantee Contract (Natural Person Guarantee) on February 1, 2012 to guarantee a maximum amount of RMB17,000,000, or $2,692,813 for debts owned to Fuzhou Branch of China Everbright Bank Co., Ltd. from February 1, 2012 to the expiration of each debt issued pursuant to the Comprehensive Credit Agreement.

•

Fujian Yaxin Food Co., Ltd. entered into a Fluid Capital Loan Agreement to borrow from Fuzhou Branch of China Everbright Bank Co., Ltd. an amount of RMB7,000,000, or $1,108,805 for purpose of purchasing organic bamboos. The annual interest rate is 8.528%. The term of such Fluid Capital Loan Agreement is from February 7, 2012 to February 6, 2013.

•

Fujian Yada Group Co., Ltd. entered into a RMB Fluid Capital Loan Agreement to borrow from Songxi Sub-branch of Construction Bank of China Co., Ltd. an amount of RMB4,500,000, or $712,804 for purpose of operation turnover. The annual interest rate is the interest of the value date raised by 15%. The term of the RMB Fluid Capital Loan Agreement is from February 14, 2012 to February 14, 2013.

•

Zhan Youdai, Zhou Liufeng and Songxi Sub-branch of Construction Bank of China Co., Ltd. entered into a Guarantee Contract (Natural Person Guarantee) on February 14, 2012 to secure an amount of RMB4,500,000, or $712,804 owned to Songxi Sub-branch of Construction Bank of China Co., Ltd. from February 14, 2012 to February 14, 2013.

•

Fujian Yada Group Co., Ltd. and Songxi Sub-branch of Construction Bank of China Co., Ltd. entered into a Maximum Amount Mortgage Guarantee Contract on February 22, 2012 to guarantee a maximum amount of RMB14,190,000, or $1,425,607 for debts owned to the Songxi Sub-branch of Construction Bank of China Co., Ltd. from February 22, 2012 to February 22, 2015.

•

Fujian Yada Group Co., Ltd. entered into a Mortgage Loan Agreement to borrow from Songxi Rural Credit Cooperative Union Business Department an amount of RMB9,000,000, or $1,821,609 for purpose of purchasing fresh and agricultural products. The monthly interest rate is 0.864%. The term of such Mortgage Loan Agreement is from February 22, 2012 to August 15, 2012.

•

Fujian Yada Group Co., Ltd. entered into a RMB Fluid Capital Loan Agreement to borrow from Songxi Sub-branch of Construction Bank of China Co., Ltd. an amount of RMB11,500,000, or $1,821,609 for purpose of operation turnover. The annual interest rate is the interest rate of the value date raised by 17%. The term of the RMB Fluid Capital Loan Agreement is from February 22, 2012 to February 22, 2013.

•

Zhan Youdai, Zhou Liufeng and Songxi Sub-branch of Construction Bank of China Co., Ltd. entered into a Guarantee Contract (Natural Person Guarantee) on February 22, 2012 to secure a loan at the amount of RMB11,500,000, or $1,821,609 borrowed from Songxi Sub-branch of Construction Bank of China Co., Ltd. The guarantee period is from February 22, 2012 to February 22, 2013.

The following table summarizes key elements of the Company’s outstanding financing arrangements:

Contract	Bank	Borrower/ Mortgager/ Guarantor/Pledgor	Loan/ Mortgaged/ Guaranteed Amount	Repayment Term of the Loan/ Repayment Term of the Loan Covered by Mortgage/ Guarantee	Interest Rate	Maturity
Maximum Amount Guarantee Contract	Industrial and Commercial Bank of China Limited Jianyang Sub- branch	Fujian Yada Group Co., Ltd	$3,044,001	June 28, 2010 to June 27, 2013	N/A	June 27, 2013
Small Business Loan Agreement	Industrial and Commercial Bank Co., Ltd of China Limited Jianyang Sub-branch	Fujian Yaxin Food	$773,503	April 6, 2011 to April 5, 2012	6.941% per annum	April 5, 2012
Maximum Amount Liquid Fund Loan Contract	Jianyang City Rural Credit Cooperative Union Business Department	Fujian Yaxin Food Co., Ltd	$309,401	May 5, 2011 to May 4, 2012	10.908 ‰ monthly	May 4, 2012
RMB Fund Loan Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$1,256,953	November 28, 2011 to November 28, 2012	Benchmark rate of the value date	November 28, 2012
Maximum Amount Mortgage Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$1,256,953	2011 to 2014	N/A	December 31, 2014

Domestic Factoring Contract	Jianyang Branch of Industrial and Commercial Bank of China Limited	Fujian Yaxin Food Co., Ltd.	$475,202	February 1, 2012 to the date when Fujian Yaxin Food Co., Ltd fulfills all the obligations under the Contract	Annual interest rate shall be the benchmark interest rate of the loan announced by the People’s Bank Of China as of the loan issuing day*(1+5%)	The date when Fujian Yaxin Food Co., Ltd fulfills all the obligations under the Contract
Comprehensive Credit Agreement	Fuzhou Branch of China Everbright Bank Co., Ltd.	Fujian Yada Group Co., Ltd.	$2,692,813	February 1, 2012 to January 31, 2013	N/A	January 31, 2013
Maximum Amount Guarantee Contract	Fuzhou Branch of China Everbright Bank Co., Ltd.	Fujian Yada Group Co., Ltd.	$2,692,813	February 1, 2012 to the expiration of each specific debt issued pursuant to the Comprehensive Credit Agreement	N/A	The expiration of each specific debt issued pursuant to the Comprehensive Credit Agreement
Maximum Amount Guarantee Contract (Natural Person Guarantee)	Fuzhou Branch of China Everbright Bank Co., Ltd.	Zhan Youdai	$2,692,813	February 1, 2012 to the expiration of each specific debt issued pursuant to the Comprehensive Credit Agreement	N/A	The expiration of each specific debt issued pursuant to the Comprehensive Credit Agreement
Fluid Capital Loan Contract	Fuzhou Branch of China Everbright Bank Co., Ltd.	Fujian Yaxin Food Co., Ltd.	$1,108,805	February 7, 2012 to February 6, 2013	8.528% per annum	February 6, 2013
RMB Fluid Capital Loan Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$712,804	February 14, 2012 to February 14, 2013	Annual interest rate shall be the interest rate of the value date*(1+15%)	February 14, 2013
Guarantee Contract (Natural Person Guarantee)	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Zhan Youdai and Zhou Liufeng	$712,804	February 14, 2012 to February 14, 2013	N/A	February 14, 2013
Maximum Amount Mortgage Guarantee Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$2,247,707	February 22, 2012 to February 22, 2015	N/A	February 22, 2015
Mortgage Loan Agreement	Songxi City Rural Credit Cooperative Union Business Department	Fujian Yada Group Co., Ltd.	$1,425,607	February 22, 2012 to August 15, 2012	0.864% monthly	August 15, 2012

RMB Fluid Capital Loan Contract	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Fujian Yada Group Co., Ltd.	$1,821,609	February 22, 2012 to February 22, 2013	Annual interest rate shall be the interest rate of the value date*(1+17%)	February 22, 2013
Guarantee Contract (Natural Person Guarantee)	Songxi Sub-branch of Construction Bank of China Co., Ltd.	Zhan Youdai and Zhou Liufeng	$1,821,609	February 22, 2012 to February 22, 2013	N/A	February 22, 2013

Solely for the convenience of the reader, the above amounts were converted from RMB to U.S. dollars at specified rates, as follows: for any contract entered into during the first quarter of 2012, the conversion rate was 6.3131 RMB to $1; for any contract entered into during the fourth quarter of 2011, the conversion rate was 6.3646 RMB to $1; for any contract entered into in the third quarter of 2011, the conversion rate was 6.3898 RMB to $1; for any contract entered into in the second quarter of 2011, the conversion rate was 6.4641 RMB to $1; for any contract entered into in the first quarter of 2011, the conversion rate was 6.5703 RMB to $1; for any contract entered into in 2010, the conversion rate was 6.6120 RMB to $1; and for any contract entered into in 2009, the conversion rate was 6.6762 RMB to $1.

Many of the financing agreements contain covenants prohibiting us from borrowing “substantial” amounts of money, or leasing or subsequently pledging already pledged assets, without the prior consent of each relevant lender. In addition, we are prohibited from selling a “significant” amount of its assets without prior consent from each relevant lender. The terms “significant” and “substantial” are not defined in the relevant contracts. In assessing our compliance with the financing agreements we have determined that a value exceeding approximately 10% of our total assets, or about $13.5 million as of March 31, 2012, would be significant or substantial and would trigger a requirement to obtain the prior consent of various lenders. However, the lenders may have a different interpretation of the limitation on our ability to borrow money or sell assets, and it may be lower than our understanding of the provisions of the loan agreements. If we were to inadvertently sell assets or borrow money with a value in excess of what our lenders believe is permissible without their consent, they could pursue breach of contract and other claims against us, which could harm our business and reputation.

Contingent Liabilities

We have made a provision of approximately $564,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. We believe that the total potential liabilities include cost of rectifying non-compliance of the social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of the housing fund obligations for full-time employees and temporary workers, and may be as much as $2,211,000. See “Risk Factors—We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” in our annual report on Form 10-K for the year ended December 31, 2011. The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

Our capital expenditures were approximately $6.0 million for the three months ended March 31, 2012. Our capital expenditures were used to acquire property, plant and equipment ($1.3 million) and land use rights ($4.7 million). We currently estimate that our capital expenditures in fiscal year 2012 will be approximately $15 million, which we intend to use primarily for expansion of bamboo forests, constructing additional cold storage, processing facilities and staff quarters.

Capital Resources

At March 31, 2012, we have only minimal unused credit facility that was available to us.

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditures and working capital requirements for at least the next 12 months. However, our cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011. In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2012.

Changes in Internal Controls over Financial Reporting.

No material changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,.

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

Item 1A. RISK FACTORS.

You should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012, the occurrence of which could materially affect harm our business, financial position and results of operations, before making an investment decision. Such risk factors are incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA GREEN AGRICULTURE CORPORATION

Date: May 15, 2012	/s/ TSANG YIN CHIU STANLEY
Tsang Yin Chiu Stanley, Chief Financial Officer
(Principal Accounting Officer)

Exhibit
No.	Document Description	Incorporation by Reference
10.1	English Translation of the RMB Fluid Capital Loan Contract dated February 14, 2012 by and between Fujian Yada Group Co., Ltd. and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.2	English Translation of the Natural Person Guarantee Contract dated February 14, 2012 by and among Mr. Zhan Youdai, Ms. Zhou Liufeng and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.3	English Translation of the RMB Fluid Capital Loan Contract dated February 22, 2012 by and between Fujian Yada Group Group Co., Ltd. and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Filed herewith.
10.4	English Translation of the Guarantee Contract (Natural Person Guarantee) dated February 14, 2012 by and among Mr. Zhan Youdai, Ms. Zhou Liufeng and Songxi Sub-branch of Construction Bank of China Co., Ltd.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.