Form 10-Q
period 2012-06-30
Asia Green Agriculture Corp
filed 2012-08-14
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [  ]          No [ X ]

As of August 8, 2012, the issuer had 36,823,626 shares of common stock outstanding.

ASIA GREEN AGRICULTURE CORPORATION
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2012

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
For the six months ended June 30, 2012 and 2011
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011
Sales revenue	$24,172,955	$20,554,823	$56,858,985	$46,493,819
Cost of sales	(15,681,369)	(13,224,347)	(38,541,927)	(31,274,574)

Gross profit	8,491,586	7,330,476	18,317,058	15,219,245

Operating expenses
Administrative expenses	804,244	1,646,698	2,155,490	3,141,042
Selling expenses	407,273	563,203	954,886	1,024,498

	1,211,517	2,209,901	3,110,376	4,165,540

Income from operations	7,280,069	5,120,575	15,206,682	11,053,705
Government grant income	9,211	-	186,507	81,615
Other (loss) income – net – Note 9	(253,291)	(144,208)	237,793	48,103
Net finance costs - Note 8	(385,942)	(161,357)	(720,533)	(190,367)

Income before income taxes	6,650,047	4,815,010	14,910,449	10,993,056
Income taxes - Note 7	(20,086)	8,183	(269,125)	(168,374)

Net income	$6,629,961	$4,823,193	$14,641,324	$10,824,682
Other comprehensive income

Foreign currency translation adjustments	65,612	1,113,518	829,510	1,488,601

Total comprehensive income	$6,695,573	$5,936,711	$15,470,834	$12,313,283

Earnings per share: basic and diluted - Note 10	$0.18	$0.13	$0.40	$0.29

Weighted average number of shares outstanding: basic and diluted	36,823,626	36,823,626	36,823,626	36,823,626

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$8,728,308	$12,832,811
Restricted cash - Note 3	5,659,484	1,753,359
Trade receivables, net - Note 4	24,472,658	24,173,794
Held for trading investment - Note 18	79,289	-
Other receivables, prepayments and deposits - Note 5	7,362,628	6,839,970
Inventories - Note 6	30,854,285	20,097,977
Income tax recoverable	-	47,286
Deferred tax assets	356,343	337,884

Total current assets	77,512,995	66,083,081
Property, plant and equipment, net - Note 11	17,919,155	16,550,915
Deposits paid - Note 13	20,634,798	14,403,380
Land use rights - Note 12	26,186,763	21,632,405

TOTAL ASSETS	$142,253,711	$118,669,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 3	$5,057,964	$5,714,594
Bills payable - Note 3	2,694,500	1,571,200
Receipts in advance	288,364	31,559
Loans from third parties - Note 17	-	157,120
Other payables and accrued expenses - Note 14	4,384,771	5,285,000
Amounts due to related parties - Note 15	384,874	364,918
Secured short-term borrowings - Note 16	16,894,563	9,415,291
Income tax payable	96,763	-

Total current liabilities	29,801,799	22,539,682
Deferred tax liabilities	27,927	28,170

TOTAL LIABILITIES	29,829,726	22,567,852

COMMITMENTS AND CONTINGENCIES - Note 21

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares in 2012 and 2011; none issued and outstanding
Common stock: par value $0.001 per share; authorized 200,000,000 shares in 2012 and 2011; 36,823,626 shares issued and outstanding in 2012 and 2011	36,824	36,824
Additional paid-in capital	21,327,380	20,476,158
Statutory reserve - Note 20	8,063,251	7,013,087
Other surplus reserve - Note 20	3,792,069	3,792,069
Accumulated other comprehensive income	5,898,242	5,068,732
Retained earnings	73,306,219	59,715,059

TOTAL STOCKHOLDERS’ EQUITY	112,423,985	96,101,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,253,711	$118,669,781

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

						Accumulated
			Additional		Other	other
	Common stock		paid-in	Statutory	surplus	comprehensive	Retained
	No. of	Amount	capital	reserve	reserve	income	earnings	Total
	shares

Balance, December 31, 2011	36,823,626	$36,824	$20,476,158	$7,013,087	$3,792,069	$5,068,732	$59,715,059	$96,101,929
Foreign currency translation adjustments	-	-	-	-	-	829,510	-	829,510
Net income	-	-	-	-	-	-	14,641,324	14,641,324
Appropriation to statutory reserve	-	-	-	1,050,164	-	-	(1,050,164)	-
Share-based compensation - Note 22	-	-	851,222	-	-	-	-	851,222
Balance, June 30, 2012	36,823,626	$36,824	$21,327,380	$8,063,251	$3,792,069	$5,898,242	$73,306,219	$112,423,985

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2012 and 2011
(Stated in US Dollars)

	Six months ended June 30,
	(Unaudited)
	2012	2011
Cash flows from operating activities
Net income	$14,641,324	$10,824,682
Adjustments to reconcile net income to net cash provided by operating activities :-
Depreciation and amortization	881,333	593,065
Deferred taxes	(15,845)	68,542
Unrealized gain of forward exchange contracts	(358,088)	(27,577)
Realized gain of held for trading investments	(195)	-
Provision for obsolete inventories	9,809	23,555
Provision for doubtful debts	912	76,721
Share-based compensation	851,222	1,415,316
Changes in operating assets and liabilities :-
Trade receivables	(98,414)	1,050,615
Other receivables, prepayments and deposits	917,489	(797,788)
Inventories	(10,335,419)	(10,917,640)
Trade payables	(697,693)	(1,208,294)
Restricted cash held as collateral for forward exchange contracts	492,360	(193,397)
Receipts in advance	256,751	150,109
Other payables and accrued expenses	44,467	(127,701)
Income tax recoverable	-	(11,682)
Income tax payable	144,646	-

Net cash flows provided by operating activities	6,734,659	918,526

Cash flows from investing activities
Payments to acquire and for deposit for acquisition of property, plant and equipment	(1,625,025)	(529,138)
Proceeds from disposal of property, plant and equipment	12,257	-
Payments to acquire land use right	(12,621,279)	(2,766,368)
Payments to acquire held for trading investments	(871,915)	-
Proceeds from disposal of held for trading investments	792,845	-

Net cash flows used in investing activities	(14,313,117)	(3,295,506)

Cash flows from financing activities
Proceeds from secured borrowings	17,706,972	7,913,285
Repayments of secured borrowings	(10,304,929)	(5,885,382)
Decrease in loans from third parties	(158,530)	-
(Increase)/decrease in restricted cash held as collateral for bills payable	(1,108,900)	264,793
Increase in restricted cash held as collateral for bank loans	(3,273,645)	-
Increase/(decrease) in bills payable	1,107,010	(882,644)
Repayments to related parties	(615,982)	(388,040)

Net cash flows provided by (used in) financing activities	3,351,996	1,022,012

Effect of foreign currency translation on cash and cash equivalents	121,959	149,582

Net decrease in cash and cash equivalents	(4,104,503)	(1,205,386)
Cash and cash equivalents - beginning of period	12,832,811	9,988,422

Cash and cash equivalents - end of period	$8,728,308	$8,783,036
Supplemental disclosures for cash flow information
Cash paid for :-
Interest, net of capitalized interest	$457,537	$117,487
Income taxes	$130,285	$112,049
Non-cash operating and investing activities:-
Transfer of withholding tax payable to amount due to related parties - Note 14	$630,040	$-

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

The Company wholly owns the following subsidiaries and their principal businesses are as follows:

	(i)	Misaky Industrial Limited (“Misaky”) was incorporated in Hong Kong which principal business is an investment holding.

	(ii)	Sino Oriental Agriculture Group Limited (“Sino Oriental”) was incorporated in the British Virgin Islands (the “BVI”) which principal business is an investment holding.

	(iii)	Fujian Yada Group Co. Ltd (“Fujian Yada”) was established in the Peoples Republic of China (the “PRC”) which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(iv)	Fujian Yaxin Food Co., Ltd. (“Yaxin”) was established in the PRC which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(v)	Fujian Shengda Import & Export Trading Co., Ltd. (“Shengda”) was established in the PRC which principal business is trading of the Company’s agricultural products to oversea customers

	(vi)	Fujian Xinda Food Co., Ltd. (“Xinda”) was established in the PRC was established in the PRC which principal businesses are production and marketing of bamboo shoots

	(vii)	Shanghai Yada Green Food Co., Ltd. (“Shanghai Yada”) was established in the PRC which principal businesses are trading and marketing of food products.

	(viii)	Fuzhou Yada Green Food Co., Ltd. (“Fuzhou Yada”) was established in the PRC which principal businesses are trading and marketing of food products

	(ix)	Shixing Yada Forestry Development Co., Ltd. (“Shixing Yada”) was established in the PRC which principal businesses are production and marketing of bamboo related products.

	(x)	Yudu Yada Forestry Co., Ltd. (“Yudu Yada”) was established in the PRC which principal businesses are production and marketing of bamboo related products.

	(xi)	Jianyang Yaxin Agriculture and Forestry Development Co., Ltd. (“Jianyang Yaxin”) was established in the PRC which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of June 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of June 30, 2012 and December 31, 2011, the Company did not have any balance of gross trade receivables due from any individual customer that represented 10% or more of the Company’s gross trade receivables.

During the six months period ended June 30, 2012 and 2011, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

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

2.	Summary of significant accounting policies (Cont'd)

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

The Company enters into foreign currency forward exchange contracts (“foreign exchange forward contracts”) to manage its exposure to the foreign currency exchange risk related to the trade receivable denominated in Japanese Yen (“JPY”). The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In accordance with US GAAP, the foreign exchange forward contracts are considered as “derivatives not designated as hedging instruments”. Therefore, the foreign exchange forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the condensed consolidated statements of income and comprehensive income within “other (loss) income - net” in the period in which they occur. As of June 30, 2012 and December 31, 2011, the Company had outstanding foreign exchange forward contracts to sell totaling JPY687,126,090 and JPY677,000,000 respectively with maturities of less than one year.

Investments

The Company records its investments in accordance with ASC 320 “Investments-Debt and Equity Securities”. As of June 30, 2012, the Company has classified its portfolio as held for trading investments. These investments are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in the statement of income. At June 30, 2012, the carrying amounts of the investments approximated their fair market values, and are classified as Level 1 assets as defined by ASC 820, see the paragraph “Fair value measurements”.

Fair value measurements

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The Company uses the following three levels of inputs in determining the fair value of the Company’s assets and liabilities, focusing on the most observable inputs when available :

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

2.	Summary of significant accounting policies (Cont'd)

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 1 inputs as of June 30, 2012 and December 31, 2011:-

Total fair value measurement
as of
	June	December
	30, 2012	31, 2011
	(Unaudited)	(Audited)
Held for trading investment	$79,289	$-

	Included in
	the following
	items of
	condensed
	consolidated
	statements of	Three months ended		Six months ended
	income and comprehensive income	June 30,		June 30,
		2012	2011	2012		2011
		(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited

Realized gain recorded - held for trading investments	Other (loss) income - net	195	-	195		-

Total gain recorded		$195	$-	$195	$

The Company measures the fair value of held for trading investments by obtaining the quoted price in active markets. There were no changes in valuation techniques during the six months ended June 30, 2012 and 2011.

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 2 inputs as of June 30, 2012 and December 31, 2011:-

Included in the following
items of
	condensed consolidated	Total fair value measurement
	balance sheets	as of
		June	December
		30, 2012	31, 2011
		(Unaudited)	(Audited)
Derivative financial assets - foreign exchange forward contracts	Other receivables, prepayments and deposits	$3,958	$-

Derivative financial liabilities - foreign exchange forward contracts	Other payables and accrued expenses	$564,420	$909,529

	Included in
	the following
	items of
	condensed
	consolidated
	statements of	Three months ended		Six months ended
	income and comprehensive income	June 30,		June 30,
		2012	2011	2012	2011
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Realized (loss) gain recorded - forward exchange contracts	Other (loss) income - net	$(44,765)	$2,535	$(121,618)	$2,535
Unrealized (loss) gain recorded - forward exchange contracts	Other (loss) income - net	(209,141)	(164,719)	$358,088	27,577

Total (loss) gain recorded		$(253,906)	$(162,184)	$236,470	$30,112

The Company estimates the fair value of forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the six months ended June 30, 2012 and 2011.

2.	Summary of significant accounting policies (Cont'd)

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

In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company's consolidated financial statements.

3.	Restricted cash, bills payable and trade payables

Restricted cash as of June 30, 2012 and December 31, 2011 consisted of the following:-

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Bank deposits held as collateral for foreign exchange forward contracts - Note (a)	$801,459	$1,281,999
Bank deposits held as collateral for bills payable - Note (b)	1,585,000	471,360
Bank deposits held as collateral for bank loans - Note 16	3,273,025	-
	$5,659,484	$1,753,359

(a)

When the Company enters into foreign exchange forward contracts with the bank, it is required to place deposits with reference to the nominal amount. These deposits will be used to settle loss on the foreign exchange forward contracts or returned to the Company at the earlier of maturity date or exercise date.

(b)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 30% - 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

(c)	Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

4.	Trade receivables, net

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Trade receivables	$24,473,432	$24,173,810
Less : Allowance for doubtful accounts	(774)	(16)
	$24,472,658	$24,173,794

Trade receivables with carrying value of $2,474,263 and $271,185 as of June 30, 2012 and December 31, 2011 were pledged as collateral under certain loan agreements (see Note 16) respectively.

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2012 and 2011 is as follows:

	Six months ended June 30,
	(Unaudited)
	2012	2011
Balance at beginning of the period	$16	$59,620
Provision for doubtful debts	912	76,721
Bad debts written off against trade receivables	(153)	-
Translation adjustments	(1)	2,497
	$774	$138,838

Provision for doubtful debts of $912 and $76,721 were charged to operations during the six months ended June 30, 2012 and 2011 respectively. During the three months ended June 30, 2012 and 2011, provision for doubtful debts amounted to $597 and $11,311 respectively.

5.	Other receivables, prepayments and deposits

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Prepayments*	$5,723,454	$5,461,498
Deposits	-	877,673
Derivative financial assets - foreign exchange forward contracts - Note 2	3,958	-
Other receivables	1,635,216	500,799
	$7,362,628	$6,839,970

* Represents primarily prepayment for the production of fresh produce which are expected to be recorded as cost of sales upon harvest within one year.

6.	Inventories

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Raw materials and packaging materials	$1,259,564	$659,863
Bamboo and other growing crops	24,873,648	15,928,758
Finished goods	4,732,856	3,511,319
	30,866,068	20,099,940
Less: Provision for obsolete inventories	(11,783)	(1,963)
	$30,854,285	$20,097,977

As of June 30, 2012 and December 31, 2011, the inventories with carrying amount of $931,539 and $617,711 were pledged as collateral under certain loan agreements (see Note 16).

Provision for obsolete inventories of $9,809 and $23,555 were charged to operations during the six months ended June 30, 2012 and 2011 respectively. During the three months ended June 30, 2012 and 2011, provision for obsolete inventories amounted to $7,115 and $30,467 respectively.

7.	Income taxes

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

7.	Income taxes (Cont'd)

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

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new EIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the EIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of June 30, 2012.

8.	Net finance costs

Details of finance costs are summarized as follows:-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Total interest cost incurred	$242,655	$126,102	$537,371	$232,274
Less: Interest income	(5,588)	(3,470)	(28,803)	(9,737)
Government grant for interest incurred	-	-	-	(105,050)

Net interest cost	237,067	122,632	508,568	117,487
Other finance costs	148,875	38,725	211,965	72,880

	$385,942	$161,357	$720,533	$190,367

9.	Other (loss) income, net

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
(Loss) Gain on foreign exchange forward contracts	$(253,906)	$(162,184)	$236,470	$30,112
Realized gain of held for trading investments	195	-	195	-
Other income	420	17,976	1,128	17,991

	$(253,291)	$(144,208)	$237,793	$48,103

10.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share as their effect is anti-dilutive. The anti-dilutive instruments including 1,359,113 anti-dilutive warrants and 3,093,258 share options (as adjusted for the Forward Stock Split) were excluded from the calculation of earnings per share for three and six months ended June 30, 2012. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the reorganization of stockholders’ equity as if the Reorganization occurred as of the beginning of the first period presented and has been adjusted to reflect the Forward Stock Split effected on January 18, 2011.

11.	Property, plant and equipment, net

	June 30,	December 31,
Property	2012	2011
	(Unaudited)	(Audited)
Costs :
Buildings	$10,851,468	$10,756,752
Plant and machinery	2,684,413	2,485,444
Motor vehicles	206,985	204,658
Electronic equipment	180,790	159,315
Leasehold improvements	-	39,689
	13,923,656	13,645,858
Accumulated depreciation	(3,044,343)	(2,661,418)
Construction in progress	7,039,842	5,566,475
Net	$17,919,155	$16,550,915

(i) During the reporting periods, depreciation charge is included in :-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Cost of sales and overheads of inventories	$127,197	$129,715	$256,027	$255,361
Selling expenses	1,003	497	3,074	988
Administrative expenses	64,390	10,211	128,657	19,350

	$192,590	$140,423	$387,758	$275,699

As of June 30, 2012 and December 31, 2011, buildings and plant and machinery with carrying amount of $7,947,741 and $8,030,558 were pledged as collaterals under certain loans and bills payable arrangements, respectively (see Note 16).

During the six months ended June 30, 2012, property, plant and equipment with net book value of $12,257 were disposed of at a consideration of $12,257, resulting a gain of $Nil. During the six months ended June 30, 2011, there was no disposal of property, plant and equipment.

Capitalized interest for the six months ended June 30, 2012 and 2011 was immaterial.

(ii) Construction in progress:-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

12.	Land use rights

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Land use rights
- for office premises, production facilities and warehouse – Note (a)	$2,200,242	$2,181,085
- for growing and plantation – Note (b)	25,309,435	20,402,893
Accumulated amortization – Note (c)	(1,322,914)	(951,573)
	$26,186,763	$21,632,405

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

Owing to some administrative difficulties in transferring the Forestry Right Certificate to Fujian Yada, on March 6, 2012, Fujian Yada entered into a separate agreement with the Seller to i) dispose the land use right at an amount equivalent to the original acquisition cost paid; and ii) lease the land use right, with cancelable lease terms given one year notice from either party, up to August 29, 2030 from the Seller at annual rental of RMB1,040,000 which was retrospectively applied on August 30, 2010. In accordance with the terms of agreement, the consideration is satisfied by i) transferring RMB1,560,000 to rental deposits; ii) transferring RMB3,120,000 to prepayment of rental for 3 years; and iii) cash for the remaining amount of RMB5,720,000 (equivalent to $906,620 as of June 30, 2012) was received during the six months ended June 30, 2012.

(c)

During the six months ended June 30, 2012 and 2011, amortization amounted to $493,575 and $317,366 respectively. During the three months ended June 30, 2012 and 2011, amortization amounted to $228,891 and $153,756 respectively. The estimated amortization expense for each of the five succeeding years is approximately $922,000 each year.

(d)	As of June 30, 2012 and December 31, 2011, land use rights with carrying amounts of $3,732,894 and $734,446 were pledged as collateral under certain loan arrangements (see Note 16).

13.	Deposits paid

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Deposits paid for:-
- acquisition of land use rights	$20,381,198	$14,151,988
- acquisition of property, plant and equipment	253,600	251,392

	$20,634,798	$14,403,380

14.	Other payables and accrued expenses

	June 30	December 31,
	2012	2011
	(Unaudited)	(Audited)
Interest payable	$97,521	$46,490
Withholding tax payable - Note 14(b)	-	628,480
Pension payable - Note 14(a)	564,274	559,360
Derivative financial liabilities - foreign exchange forward contracts - Note 2	564,420	909,529
VAT payable	1,799,219	1,660,217
Salaries payable	202,523	308,830
Accrued audit fee	23,775	219,968
Liquidated damage payable - Note 21	443,686	443,686
Other payables	689,353	508,440
	$4,384,771	$5,285,000

(a)

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

(b)

On March 21, 2009, Fujian Yada declared a dividend of RMB20,000,000, of which RMB16,000,000 (equivalent to $2,347,200 as of March 21, 2009) was transferred to amounts due to related parties in accordance with a loan agreement entered into between Mr. Zhan, Madam Liufeng Zhou, Mr. Zhan’s spouse, and the Company. The remaining balance of RMB4,000,000 (equivalent to $634,000 as of June 30, 2012), representing withholding tax payable on dividend declared in accordance with PRC Tax Law, was included in other payables and accrued expenses.

On March 19, 2012, Fujian Yada received a certificate from Songxi State Tax Bureau, that the withholding tax payable on the dividend declared was exempted. Accordingly the remaining balance of RMB4,000,000 (equivalent to $630,040 as of March 19, 2012) was transferred to amounts due to related parties during the six months ended June 30, 2012.

15.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Madam Zhou Liufeng, Mr. Zhan’s spouse, and are interest-free, unsecured and repayable on demand.

16.	Secured borrowings

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Secured short-term borrowings	$16,894,563	$9,415,291

The weighted-average interest rate on short-term borrowings as of June 30, 2012 and December 31, 2011, were 6.57% and 7.13%, respectively.

The details of the Company’s banking facilities as of June 30, 2012 were as follows:-

		Amount
	Granted	utilized	Unused

Facilities granted: Secured bank loans	$16,896,100	$16,894,563	$1,537

The secured borrowings were secured by the following:-

(i)	The Company’s assets with following carrying values :-

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Property, plant and equipment (Note 11)	$7,947,741	$8,030,558
Trade receivable (Note 4)	2,474,263	271,185
Land use rights (Note 12)	3,732,894	734,446
Inventories (Note 6)	931,539	617,711
Restricted cash (Note 3)	3,273,025	-
	$18,359,462	$9,653,900

(ii)	Guarantees executed by third parties;

(iii)	Guarantees executed by Mr. Zhan and Liufeng Zhou, Mr. Zhan’s spouse; and

(iv)	Guarantees executed by certain staff of the Company.

As of June 30, 2012, Fujian Yada’s secured short-term borrowings of $6,974,000 were subject to compliance with certain financial covenants: to maintain a minimum current ratio of 1.0, minimum quick ratio of 0.5 and maximum debt to asset ratio of 60% at any time.

If Fujian Yada were to breach the covenants, the secured short-term borrowings would become payable on demand. Fujian Yada regularly monitors its compliance with these financial covenants.

As of June 30, 2012, none of the above financial covenants relating to secured short-term borrowings had been breached.

17.	Loans from third parties

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Non-interest bearing	$-	$157,120

All the loans from third parties are unsecured and repayable on demand.

18.	Held for trading investments

As of June 30, 2012, the Company held the investment classified as held for trading.

	Total fair value measurement
	as of
	June	December
	30, 2012	31, 2011
	(Unaudited)	(Audited)
Acquisitions of held for trading investments	$871,915	$-
Disposal of held for trading investment	$(792,650)	$-
	$79,265	$-
Effect of foreign currency translation	$24	$-
	$79,289	$-

During the six months ended June 30, 2012, held for trading investment with carrying amount of $792,650 was disposed of at a consideration of $792,845, resulting a realized gain of $195.

During the six months ended June 30, 2011, the Company did not purchase any held for trading investments.

19.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $31,254 and $158,569 for the six months ended June 30, 2012 and 2011 respectively.

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

20.	Statutory reserve and other surplus reserve (Cont'd)

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

21.	Commitments and contingencies

Capital commitment

As of June 30, 2012, and December 31, 2011, the Company had capital commitments as follows:-

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Construction of new building facilities	$4,820,936	$5,990,221
Acquisition of land use rights	6,988,993	6,757,463
	$11,809,929	$12,747,684

Operating lease commitment

The Company leases certain land use rights under operating leases. As of June 30, 2012 the future minimum lease payments under non-cancelable operating leases were as follows:-

Within 1 year	$3,642,105
In the second year	3,593,512
In the third year	3,593,512
In the fourth year	3,576,605
In the fifth year	3,558,906
Thereafter	49,957,351
$67,921,991

Rental expense for operating leases amounted to $1,830,724 and $1,659,347 for the six months ended June 30, 2012 and 2011, respectively, have been recorded in cost of sales and inventories.

Rental expense for operating leases amounted to $957,100 and $829,785 for the three months ended June 30, 2012 and 2011, respectively, have been recorded in cost of sales and inventories.

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

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 0.5% per month of the aggregated amount invested by such investors in the private placement until the registration statement has been filed and/or declared effective, but the maximum amount of liquidated damages is capped at 6% on aggregated amount invested by such investors. In accordance with ASC 450 Contingencies”, the Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. The Registration Statement was not declared effective until July 15, 2011 and the provision of liquidated damages was made in an amount of $443,686 as of June 30, 2012. Liquidated damages of $Nil and $266,179 were charged to administrative expenses for the six months ended June 30, 2012 and 2011 respectively.

22.	Share based compensation

The Company granted share options and warrants to employees, directors and consultants to reward them for services rendered.

Stock option plan

Under the stock option plan adopted by the Company in 2010, 3,093,258 share options with exercisable period up to 10 years were granted to the management and employees of the Company on February 14, 2011 of which, 184,123 share options vested on March 18, 2011 with an exercise price of $3.94, 184,122 share options are vesting on March 18, 2012 with an exercise price equal to 125% of the market price (“125% Market Price Share Options”) of the Company’s common stock on that vesting date (market price as of March 18, 2012 was $1.59), 908,335 share options vested on February 14, 2012 and 1,816,678 share options are vesting in equal amounts on the first day of each quarter during a four year period commencing from February 15, 2012 with an exercise price of $4.00 per share. All the share options granted are subject to the option holders continuing to be management or employees of the Company before the respective vesting dates.

A summary of share option plan activity for the six months ended June 30, 2012 is presented below:

		Weighted average	Remaining	Aggregate
	Number	Exercise price per	contractual	intrinsic
	of shares	share	Term	value (1)
Outstanding as of January 1, 2012	3,093,258	$4.13*
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2012	3,093,258	$3.88*	8.6 years	$-

Exercisable as of June 30, 2012	1,390,122	$3.73	8.6 years	$-

(1)	There was no aggregate intrinsic value as the weighted average exercise price of options of $4.13 is in excess of the estimated value of the Company’s common stock as of June 30, 2012.

* For the disclosure purpose, the exercise price of 125% Market Price Share Options as of January 1, 2012 was estimated by the management, which is consistent with the assumption on exercise price for estimation of fair value of these share options at the grant date. Since the market price is available as of March 18, 2012, the weighted average exercise price as of March 31, 2012 was adjusted based on actual exercise price accordingly. As of June 30, 2012, the weighted average exercise price remains unchanged.

The weighted average grant-date fair value of options granted during 2011 was $1.777 per share. The Company recognized compensation expense arising from abovementioned share options granted in the amount of $851,222 and $1,313,409 for the six months ended June 30, 2012 and 2011 respectively. The compensation expense was allocated to administrative expenses in the amount of $655,184 and $1,065,866 and selling expense in the amount of $196,038 and $247,543 for the six months ended June 30, 2012 and 2011 respectively.

As of June 30, 2012, there were no other share options granted to employees and directors.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Estimated stock price	$4.00
Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of June 30, 2012, there was unrecognized compensation cost of $1,857,162 related to the above non-vested share options which are expected to be recognized over approximately 3.6 years.

22.	Share based compensation (Cont'd)

Warrants

On February 10, 2011, the Company issued warrants to a service provider the warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share. in exchange for investor relation services provided to the Company. These warrants have exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. Compensation expense of $Nil and $101,907 arising from abovementioned warrants was recognized or allocated to administrative expenses for the six months ended June 30, 2012 and 2011 respectively.

The fair value of the above warrants issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions:-

Stock price and exercise price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	2.41%

As of June 30, 2012, there was no unrecognized compensation cost related to the above warrants.

23.	Segment information

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There is no inter-segment sales or transfers during the three and six months ended June 30, 2012 and 2011. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2012	2011	2012	2011	2012	2011
Revenue from external customers	$39,174,765	$31,840,014	$17,684,220	$14,653,805	$56,858,985	$46,493,819
Segment profit	$13,651,849	$11,032,422	$4,665,209	$4,186,823	$18,317,058	$15,219,245

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2012	2011	2012	2011	2012	2011
Revenue from external customers	$13,286,219	$11,461,636	$10,886,736	$9,093,187	$24,172,955	$20,554,823
Segment profit	$4,704,358	$4,345,097	$3,787,228	$2,985,379	$8,491,586	$7,330,476

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Total consolidated revenue	$24,172,955	$20,554,823	$56,858,985	$46,493,819
Total profit for reportable segments	$8,491,586	$7,330,476	$18,317,058	$15,219,245
Unallocated amounts relating to operations :-
Administrative expenses	(804,244)	(1,646,698)	(2,155,490)	(3,141,042)
Selling expenses	(407,273)	(563,203)	(954,886)	(1,024,498)
Government grant income	9,211	-	186,507	81,615
Other (loss) income - net	(253,291)	(144,208)	237,793	48,103
Net finance costs	(385,942)	(161,357)	(720,533)	(190,367)

Income before income taxes	$6,650,047	$4,815,010	$14,910,449	$10,993,056

All of the Company’s long-live assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:-

23.	Segment information (Cont’d)

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
PRC	$22,695,384	$19,025,699	$53,748,288	$43,529,607
Japan	1,477,571	1,529,124	3,110,697	2,964,212

Total	$24,172,955	$20,554,823	$56,858,985	$46,493,819

During the reporting periods, no individual customer represented 10% or more of the Company’s consolidated revenue.

24.	Related party transactions

Apart from the transactions as disclosed in notes 14, 15, and 16 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the six months ended June 30, 2012 and 2011.

25.	Subsequent events

The Company evaluated all events or transactions that occurred after June 30, 2012 through the date the financial statements were issued and has determined that there are neither material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements”. You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described or incorporated by reference under Part II Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

OVERVIEW

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. Bamboo shoot products accounted for approximately 48% of our revenue in 2011, while fresh vegetables and fruit accounted for approximately 29% of revenue, processed vegetables for 8% of revenue, and bamboo wood for 15% of revenue, respectively. In the six months ended June 30, 2012, bamboo shoot products accounted for approximately 73% of our revenue, while fresh vegetables and fruits accounted for approximately 17%, processed vegetables for 3%, and bamboo wood for 7%.

We have a vertically integrated operation consisting of planting, manufacturing and sales of final products. We can supply most of the fresh raw materials for our products from our own land. We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale. Accordingly, our ability to grow is dependent in part on the size of lands we control under lease, and our processing and storage capacity. We are currently experiencing rapid growth in our business and continually seek to procure additional lands for planting. We anticipate making capital expenditures over the next six to eighteen months to increase our cold storage capacity, increase planting bases and processing capacity.

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as in the Japanese market. We derived approximately 93% and 7% of our revenue in the PRC and in Japan, respectively, in 2011 and approximately 95% and 5% in the PRC and in Japan, respectively, in the first six months of 2012.

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

We believe that the investments we made in physical facilities and planting bases in 2011 and the first six months of 2012 established a strong foundation for growth during the remainder of 2012 and beyond. Our growth strategy is currently centered on the following four core initiatives:

  Continue to expand our planting bases.
  Further expand our domestic sales and distribution network and enter new markets.
  Increase our processing facilities and cold storage capacity.
  Further enhance our brand recognition.

RECENT DEVELOPMENTS

Net sales for the first six months of 2012 were $56.9 million, an increase of approximately 22% over net sales in the first six months of 2011. Net income for the first six months of 2012 was $14.6 million, an increase of approximately 35%, compared to the six months ended June 30, 2011.

Our continued growth has been the result of focus on our four core initiatives. The table below summarizes our planting bases as of December 31, 2011 and June 30, 2012.

	December 31, 2011	June 30, 2012
Bamboo forest	31,700 acres	34,700 acres
	(128.29 square kilometers)	(140.43 square kilometers)
Vegetables & Fruits	12,500 acres	12,500 acres
	(50.59 square kilometers)	(50.59 square kilometers)

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. We had an internal sales team of approximately 50 members and over 200 distributors as of June 30, 2012. During the remainder of 2012, we plan to continue expansion of our sales network domestically. We have no immediate plans to expand our international sales presence beyond China and Japan.

We have a 6,000 metric ton cold storage facility as of June 30, 2012 for storing fresh and semi-finished products. We are adding an additional 5,500 metric ton cold storage facility in order to meet the requirements of our existing products and the anticipated need for storage as a result of our recent new product launches. As of June 30, 2012, the construction work for this additional facility continues to be in progress.

We continue to gain brand recognition in China, especially in Fujian Province. Our brand “” was designated a “Well Known Trademark” in China in 2011. By June 30, 2012, we continued expanding our sales to approximately 800 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting policies that are consistent with the audited consolidated financial statements for the year ended December 31, 2011. Please refer to the audited consolidated financial statements for the year ended December 31, 2011 for a description of all of our accounting policies.

Management believes that the most critical accounting policies to an understanding our financial statements and financial condition are our policies concerning inventories, revenue recognition, and income taxes and foreign currency translation, discussed in more detail below. Please see “Note 2 - Significant Accounting Policies” in our financial statements for a more complete discussion of the accounting policies we have identified as the most important to understand our current financial condition and results of operations.

The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future outcome of the uncertainties increase, these judgments become even more subjective and complex. While such judgments and estimates are made in good faith by management, they may not always prove to be correct.

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

In addition, we estimate net realizable value based on intended use, current market value, and inventory ageing analyses. We record the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, we established a general guideline to make a 20% provision for inventories aged between one and two years and 100% provision for inventories aged over 2 years.

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

Income taxes

We use the asset and liability method of accounting for income taxes pursuant to ASC 740 "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We file separate tax returns in the United States and China. Income taxes of our PRC operating subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For AGAC, applicable U.S. tax laws are followed. We expect that the tax rate of 25% currently applicable to our Fujian Yada operating subsidiary will remain unchanged for the remainder of 2012.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the three months		For the three months
Item	ended		ended
	June 30, 2012		June 30, 2011
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales
Net sales	$24,173	100%	$20,554	100%
Cost of sales	(15,681)	(65)%	(13,224)	(64)%
Gross profit	8,492	35%	7,330	36%
Selling and administrative expenses	(1,212)	(5)%	(2,210)	(11)%
Operating income	7,280	30%	5,120	25%
Government grant income	9	-	-	-
Other income (loss) - net	(253)	(1)%	(144)	(1)%
Net finance costs	(386)	(2)%	(161)	(1)%
Income before income taxes	6,650	27%	4,815	23%
Income tax(provision) credit	(20)	-	8	-
Net income	6,630	27%	4,823	23%

The functional currency of the Company is RMB; however, our financial information is expressed in USD. The results of operations reported in the table above are based on the exchange rate of RMB 6.3080 to $1.00 for the three months ended June 30, 2012 and the rate of RMB 6.4927 to $1.00 for the three months ended June 30, 2011.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the three months ended June 30, 2012, our net sales were $24.2 million compared to $20.6 million for the same period last year, an increase of $3.6 million or approximately 18%. The increase was primarily due to increased sales volume resulting from higher production capacity from our expanded planting bases, particularly our bamboo forests. Of such increase, approximately $2.7 million was attributable to increased sales volume of our products, while approximately $0.3 million due to higher average selling prices of our products and approximately $0.6 million was due to the appreciation of the RMB against the US dollar.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the three months ended June 30, 2012 our cost of sales were $15.7 million compared to $13.2 million for the same period last year, an increase of $2.5 million or approximately 19%. This increase was primarily due to higher sales volume. As a percentage of net sales, our cost of sales increased slightly to approximately 65% for the three months ended June 30, 2012 from approximately 64% for the three months ended June 30, 2011.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $8.5 million for the three months ended June 30, 2012 compared to $7.3 million for the same period last year, an increase of $1.2 million or approximately 16%. Gross profit as a percentage of net sales was approximately 35% and 36% for the three months ended June 30, 2012 and 2011, respectively. Our gross margin slightly decreased primarily due to a decrease in the proportion of sales of higher margin bamboo wood to total sales.

Selling and Administrative Expenses. Our selling and administrative expenses decreased $1.0 million, or approximately 45%, to $1.2 million for the three months ended June 30, 2012 from $2.2 million for the three months ended June 30, 2011.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses decreased to $0.4 million for the three months ended June 30, 2012, from $0.6 million for the three months ended June 30, 2011. As a percentage of net sales, selling expenses for the three months ended June 30, 2012 were approximately 2% of net sales, as compared to 3% for the three months ended June 30, 2011. The decrease of our selling expenses is primarily attributable to the decrease of transportation expense by approximately $0.1 million and the decrease of expense for employee stock options granted by approximately $0.1 million.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses decreased $0.8 million, or approximately 51%, to $0.8 million for the three months ended June 30, 2012 from $1.6 million for the three months ended June 30, 2011. The decrease is mainly attributed to the decrease of compensation expense from the grant of employee share options by approximately $0.3 million; the decrease of bad debts expense by approximately $0.3 million and the lack of provision for liquidated damages of approximately $0.2 million to certain investors in the three months ended June 30, 2012 as occurred in 2011. As a percentage of net sales, administrative expenses decreased to approximately 3% for the three months ended June 30, 2012 from 8% for the three months ended June 30, 2011.

Net Finance Costs. Our net finance costs increased to approximately $0.4 million for the three months ended June 30, 2012 from approximately $0.2 million for the three months ended June 30, 2011. The increase is mainly due to an increase in average bank loan balances.

Income Taxes. We had no material income tax expense for the six months ended June 30, 2012 or June 30, 2011.

Net Income. Our net income increased by $1.8 million or approximately 37%, to $6.6 million for the three months ended June 30, 2012. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Six months Ended June 30, 2012 Compared to Six months Ended June 30, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the six months			For the six months
Item	ended			ended
	June 30, 2012			June 30, 2011
(Unaudited)	(As reported)			(As reported)
	In	As a		In	As a
	Thousands	Percentage		Thousands	Percentage
		of			of
		Net Sales			Net Sales
Net Sales	$56,859	100%		$46,494	100%
Cost of Sales	(38,542)	(68%	)	(31,275)	(67%	)
Gross profit	18,317	32%		15,219	33%
Selling and administrative expenses	(3,110)	(5%	)	(4,166)	(9%	)
Operating income	15,207	27%		11,053	24%
Government Grant Income	187	-		82	-
Other net income / (loss)	237	-		48	-
Net finance costs	(721)	(1%	)	(190)	(1%	)
Income before income taxes	14,910	26%		10,993	23%
Income tax (provision) credit	(269)	-		(168)	-
Net income	14,641	26%		10,825	23%

The functional currency of the Company is RMB; however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.3028 to $1 for the six months ended June 30, 2012 and the rate of RMB 6.5313 to $1 for the six months ended June 30, 2011.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the six months ended June 30, 2012, our net sales were $56.9 million compared to $46.5 million for the same period last year, an increase of $10.4 million or approximately 22%. The increase was primarily due to increased sales volume resulting from higher production capacity from our expanded planting bases, particularly our bamboo forests. Of such increase, approximately $7.2 million was attributable to increased sales volume of our products, while approximately $1.5 million due to higher average selling prices of our products and approximately $1.7 million was due to the appreciation of the RMB against the US dollar.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the six months ended June 30, 2012 our cost of sales were $38.5 million compared to $31.3 million for the same period last year, an increase of $7.2 million or approximately 23%. This increase was primarily due to higher sales volume. As a percentage of net sales, our cost of sales increased slightly to approximately 68% for the six months ended June 30, 2012 from approximately 67% for the six months ended June 30, 2011.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $18.3 million for the six months ended June 30, 2012 compared to $15.2 million for the same period last year, an increase of $3.1 million or approximately 20%. Gross profit as a percentage of net sales was approximately 32% and 33% for the six months ended June 30, 2012 and 2011, respectively. Our gross margin slightly decreased primarily due to an increase in direct costs of processed bamboo shoot products.

Selling and Administrative Expenses. Our selling and administrative expenses decreased $1.1 million, or approximately 26%, to $3.1 million for the six months ended June 30, 2012 from $4.2 million for the six months ended June 30, 2011.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses were $1.0 million for the six months ended June 30, 2012, similar to the same period last year. As a percentage of net sales, selling expenses for the six months ended June 30, 2012 were approximately 1.7% of net sales, as compared to 2.2% for the six months ended June 30, 2011. The decrease of our selling expenses as a percentage of net sales is attributable to our higher sales in the six months ended June 30, 2012.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses decreased $1.0 million, or approximately 31%, to $2.1 million for the six months ended June 30, 2012 from $3.1 million for the six months ended June 30, 2011. The decrease is mainly attributed to the decrease of compensation expense from the grant of employee share options by approximately $0.4 million; the decrease of bad debts expense by approximately $0.3 million and the lack of provision for liquidated damages of approximately $0.3 million to certain investors as occurred last year. As a percentage of net sales, administrative expenses decreased to approximately 3.8% for the six months ended June 30, 2012 from 6.8% for the six months ended June 30, 2011.

Net Finance Costs. Our net finance costs increased to approximately $0.7 million for the six months ended June 30, 2012 from approximately $0.2 million for the six months ended June 30, 2011. The increase is mainly due to an increase in average bank loan balances.

Income Taxes. We had income taxes of $0.3 million for the six months ended June 30, 2012, as compared to $0.2 million for the six months ended June 30, 2011. The increase was primarily attributable to the increase of taxable profit for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net Income. Our net income increased by $3.8 million or approximately 35%, to $14.6 million for the six months ended June 30, 2012. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of approximately $8.7 million, compared to approximately $12.8 million as of December 31, 2011. Our accounts receivable at June 30, 2012 were $24.5 million, compared to $24.2 million at December 31, 2011. Our days’ sales outstanding decreased to 78 days at June 30, 2012, from 88 days at December 31, 2011. We finished the second quarter with net working capital of $47.6 million, compared to $43.5 million at December 31, 2011.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six months Ended		Year Ended
	June 30,		December 31,
	(Unaudited)		(Audited)
	2012	2011	2011	2010
Net cash provided by operating activities	$6,734	$919	$24,593	$15,409
Net cash used in investing activities	(14,313)	(3,296)	(24,913)	(15,299)
Net cash provided by financing activities	3,352	1,022	2,899	9,043
Effect of exchange rate on cash and cash equivalents	122	150	266	414
Cash and cash equivalents at the beginning of the period	12,833	9,988	9,988	421
Cash and cash equivalents at the end of the period	8,728	8,783	12,833	9,988

Cash Flows from Operating Activities.

Net cash provided by operating activities was $6.7 million for six months ended June 30, 2012, compared to $0.9 million provided by operating activities for six months ended June 30, 2011. The increase was primarily attributable to increase in net income.

Cash Flows from Investing Activities.

Net cash used in investing activities for the six months ended June 30, 2012 was $14.3 million compared to $3.3 million for the six months ended June 30, 2011. The increase of net cash used in investing activities was primarily attributable to capital expenditure for the expansion of planting bases and production facilities. During the six months ended June 30, 2012 we invested $1.6 million to acquire property, plant and equipment and an additional $12.5 million in payments to acquire land use rights.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $3.4 million in the six months ended June 30, 2012 compared to $1.0 million used in financing activities for the six months ended June 30, 2011. Net cash provided by financing activities for the six months ended June 30, 2012 was primarily attributable to borrowings under bank credit facilities.

Commitments.

The Company leases certain land use rights under operating leases. As of June 30, 2012 the future minimum lease payments under non-cancelable operating leases were as follows:

Within 1 year	$3,642,105
In the second year	3,593,512
In the third year	3,593,512
In the fourth year	3,576,605
In the fifth year	3,558,906
Thereafter	49,957,351
$67,921,991

In the ordinary course of our business, our operating subsidiaries Fujian Yada and Fujian Yaxin enter into loan agreements with local banks in Fujian province for the purpose of acquiring additional planting bases and for working capital purposes. As of June 30, 2012, the Company's aggregate short term borrowings equaled $16.9 million up from $9.4 million at December 31, 2011.

The term of such loan agreements generally ranges from approximate six months to one year or so. The due dates of the outstanding loans range from the end of the fiscal year of 2012 to the second quarter of the fiscal year of 2013. The amounts due under the individual financial arrangements with the local banks range from RMB 2,600,000, or approximately $410,000, to RMB 15,000,000 or approximately $2,400,000. The outstanding financing arrangements bear interest, and the interest rate is commonly based on a benchmark annual interest rate announced by the People’s Bank of China on the value date, which interest rate fluctuated from 6.10% released on July 07, 2011 to 5.85% released on June 08, 2012 for the six-month loan agreements and from 6.56% released on July 07, 2011 to 6.31% released on June 08, 2012 for the one-year loan agreements, plus a premium ranging from 0% to 17%. As of June 30, 2012, the future minimum payments due under the loan agreements were as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Secured short-term borrowings	$16,894,563	$9,415,291

Mr. Zhan Youdai and Ms. Zhou Liufeng generally enter into guarantee contracts with such local banks to guarantee the loans issued by the local banks using their personal assets. Some of our subsidiaries, such as Fujian Yada and Fujian Yaxin, also enter into guarantee or mortgage contracts with the local banks to guarantee the loans by using the land use rights or inventories of the subsidiaries. The term of each outstanding guarantee contract is normally one to three years by covering the term of the loan agreement secured by such guarantee contract. In the event that the loan agreement is in default, the bank or the lender, as the case may be, is entitled to collaterals under such guarantee contract for an additional two-year period after the default of repayment.

Many of the financing agreements contain covenants prohibiting us from borrowing “substantial” amounts of money, or leasing or subsequently pledging already pledged assets, without the prior consent of each relevant lender. In addition, we are prohibited from selling a “significant” amount of its assets without prior consent from each relevant lender. The terms “significant” and “substantial” are not defined in the relevant contracts. In assessing our compliance with the financing agreements we have determined that a value exceeding approximately 10% of our total assets, or about $14.2 million as of June 30, 2012, would be significant or substantial and would trigger a requirement to obtain the prior consent of various lenders. However, the lenders may have a different interpretation of the limitation on our ability to borrow money or sell assets, and it may be lower than our understanding of the provisions of the loan agreements. If we were to inadvertently sell assets or borrow money with a value in excess of what our lenders believe is permissible without their consent, they could pursue breach of contract and other claims against us, which could harm our business and reputation.

Contingent Liabilities

We have made a provision of approximately $564,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. We believe that the total potential liabilities include cost of rectifying non-compliance of the social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of the housing fund obligations for full-time employees and temporary workers, and may be as much as $2,315,000. See “Risk Factors—We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” in our annual report on Form 10-K for the year ended December 31, 2011. The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

Our capital expenditures were approximately $14.1 million for the six months ended June 30, 2012. Our capital expenditures were used to acquire property, plant and equipment ($1.6 million) and land use rights ($12.5 million). We currently estimate that our capital expenditures in fiscal year 2012 will be approximately $20 million, which we intend to use primarily for expansion of bamboo forests, constructing additional cold storage, processing facilities and staff quarters.

Capital Resources

At June 30, 2012, we had only minimal unused credit facilities that were available to us.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2012.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, there are no legal claims currently pending or threatened against us that would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

ASIA GREEN AGRICULTURE CORPORATION

Date: August 14, 2012	/s/ TSANG YIN CHIU STANLEY
Tsang Yin Chiu Stanley, Chief Financial Officer
(Principal Accounting Officer)

Exhibit
No.	Document Description	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.