Form 10-Q
period 2012-09-30
Asia Green Agriculture Corp
filed 2012-11-14
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [   ]     No [ X ]

As of November 12, 2012, the issuer had 36,823,626 shares of common stock outstanding.

ASIA GREEN AGRICULTURE CORPORATION
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2012

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2012 and 2011
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011
Sales revenue	$33,960,445	$29,634,611	$90,819,430	$76,128,430
Cost of sales	(19,416,494)	(14,695,955)	(57,958,421)	(45,970,529)

Gross profit	14,543,951	14,938,656	32,861,009	30,157,901

Operating expenses
Administrative expenses	890,279	1,072,433	3,045,769	4,213,475
Selling expenses	216,264	467,239	1,171,150	1,491,737

	1,106,543	1,539,672	4,216,919	5,705,212

Income from operations	13,437,408	13,398,984	28,644,090	24,452,689
Government grant income	276,325	4,900	462,832	86,515
Other (loss) income – net – Note 9	(73,529)	(383,364)	164,264	(335,261)
Net finance costs - Note 8	(281,493)	(228,786)	(1,002,026)	(419,153)

Income before income taxes	13,358,711	12,791,734	28,269,160	23,784,790
Income taxes - Note 7	(127,194)	2,579	(396,319)	(165,795)

Net income	$13,231,517	$12,794,313	$27,872,841	$23,618,995
Other comprehensive income

Foreign currency translation adjustments	(444,152)	878,820	385,358	2,367,421

Total comprehensive income	$12,787,365	$13,673,133	$28,258,199	$25,986,416

Earnings per share: basic and diluted - Note 10	$0.359	$0.347	$0.757	$0.641

Weighted average number of shares outstanding: basic and diluted	36,823,626	36,823,626	36,823,626	36,823,626

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011
(Stated in US Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$8,451,587	$12,832,811
Restricted cash - Note 3	3,026,965	1,753,359
Trade receivables, net - Note 4	34,445,746	24,173,794
Held for trading investment - Note 18	79,844	-
Other receivables, prepayments and deposits - Note 5	6,903,282	6,839,970
Inventories - Note 6	29,748,222	20,097,977
Income tax recoverable	-	47,286
Deferred tax assets	348,018	337,884

Total current assets	83,003,664	66,083,081
Property, plant and equipment, net - Note 11	21,290,265	16,550,915
Deposits paid - Note 13	24,915,359	14,403,380
Land use rights - Note 12	25,856,376	21,632,405

TOTAL ASSETS	$155,065,664	$118,669,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 3	$8,120,880	$5,714,594
Bills payable - Note 3	4,262,760	1,571,200
Receipts in advance	133,802	31,559
Loans from third parties - Note 17	-	157,120
Other payables and accrued expenses - Note 14	4,754,206	5,285,000
Amounts due to related parties - Note 15	470,422	364,918
Secured short-term borrowings - Note 16	11,636,070	9,415,291
Income tax payable	169,986	-

Total current liabilities	29,548,126	22,539,682
Deferred tax liabilities	27,574	28,170

TOTAL LIABILITIES	29,575,700	22,567,852

COMMITMENTS AND CONTINGENCIES - Note 21

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares in 2012 and 2011; none issued and outstanding Common stock: par value $0.001 per share; authorized 200,000,000 shares in 2012 and 2011; 36,823,626 shares issued and outstanding in 2012 and 2011	36,824	36,824
Additional paid-in capital	21,605,994	20,476,158
Statutory reserve - Note 20	8,992,615	7,013,087
Other surplus reserve - Note 20	3,792,069	3,792,069
Accumulated other comprehensive income	5,454,090	5,068,732
Retained earnings	85,608,372	59,715,059

TOTAL STOCKHOLDERS’ EQUITY	125,489,964	96,101,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,065,664	$118,669,781

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

						Accumulated
			Additional		Other	other
	Common stock		paid-in	Statutory	surplus	comprehensive	Retained
	No. of	Amount	capital	reserve	reserve	income	earnings	Total
	shares

Balance, December 31, 2011	36,823,626	$36,824	$20,476,158	$7,013,087	$3,792,069	$5,068,732	$59,715,059	$96,101,929
Foreign currency translation adjustments	-	-	-	-	-	385,358	-	385,358
Net income	-	-	-	-	-	-	27,872,841	27,872,841
Appropriation to statutory reserve	-	-	-	1,979,528	-	-	(1,979,528)	-
Share-based compensation - Note 22	-	-	1,129,836	-	-	-	-	1,129,836

Balance, September 30, 2012	36,823,626	$36,824	$21,605,994	$8,992,615	$3,792,069	$5,454,090	$85,608,372	$125,489,964

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2012 and 2011
(Stated in US Dollars)

	Nine months ended September 30,
	(Unaudited)
	2012	2011
Cash flows from operating activities
Net income	$27,872,841	$23,618,995
Adjustments to reconcile net income to net cash provided by operating activities :-
Depreciation and amortization	1,162,662	903,693
Loss on disposal of property, plant and equipment	-	2,202
Deferred taxes	(9,157)	23,039
Unrealized (gain) / loss of forward exchange contracts	(382,740)	357,146
Realized and unrealized loss of held for trading investments	(1,061)	-
Provision for obsolete inventories	74,217	50
Provision for doubtful debts	929	351,226
Share-based compensation	1,129,836	2,152,829
Changes in operating assets and liabilities :-
Trade receivables	(10,168,523)	(9,412,728)
Other receivables, prepayments and deposits	1,186,245	(3,573,604)
Inventories	(9,414,332)	(8,414,678)
Trade payables	2,385,399	(620,594)
Restricted cash held as collateral for forward exchange contracts	3,103,071	(354,895)
Receipts in advance	103,298	231,884
Other payables and accrued expenses	615,913	724,258
Income tax recoverable	-	(38,782)
Income tax payable	218,256	-

Net cash flows provided by operating activities	17,876,854	5,950,041

Cash flows from investing activities
Payments to acquire and for deposit for acquisition of property, plant and equipment	(5,250,307)	(911,855)
Proceeds from disposal of property, plant and equipment	12,257	-
Payments to acquire land use right	(16,852,814)	(9,917,775)
Payments to acquire held for trading investments	(871,915)	-
Proceeds from disposal of held for trading investments	792,845	-

Net cash flows used in investing activities	(22,169,934)	(10,829,630)

Cash flows from financing activities
Proceeds from secured borrowings	15,458,043	10,611,863
Repayments of secured borrowings	(13,249,064)	(8,368,643)
Decrease in loans from third parties	(158,530)	-
Increase in restricted cash held as collateral for bills payable	(4,382,545)	(203,747)
Increase in bills payable	2,686,010	679,156
Repayments to related parties	(530,058)	(366,574)

Net cash flows (used in)/ provided by financing activities	(176,144)	2,352,055

Effect of foreign currency translation on cash and cash equivalents	88,000	287,411

Net decrease in cash and cash equivalents	(4,381,224)	(2,240, 123)
Cash and cash equivalents - beginning of period	12,832,811	9,988,422

Cash and cash equivalents - end of period	$8,451,587	$7,748,299
Supplemental disclosures for cash flow information
Cash paid for :-
Interest, net of capitalized interest	$723,780	$257,331
Income taxes	$179,118	$182,072

Non-cash operating and investing activities:-
Transfer of withholding tax payable to amount due to related parties - Note 14	$630,040	$-

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

(iii)

Fujian Yada was established in the Peoples Republic of China (the “PRC”) which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(iv)

Fujian Yaxin Food Co., Ltd. (“Yaxin”) was established in the PRC which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(v)	Fujian Shengda Import & Export Trading Co., Ltd. (“Shengda”) was established in the PRC which principal business is trading of the Company’s agricultural products to oversea customers.

	(vi)	Fujian Xinda Food Co., Ltd. (“Xinda”) was established in the PRC was established in the PRC which principal businesses are production and marketing of bamboo shoots.

	(vii)	Shanghai Yada Green Food Co., Ltd. (“Shanghai Yada”) was established in the PRC which principal businesses are trading and marketing of food products.

	(viii)	Fuzhou Yada Green Food Co., Ltd. (“Fuzhou Yada”) was established in the PRC which principal businesses are trading and marketing of food products.

	(ix)	Shixing Yada Forestry Development Co., Ltd. (“Shixing Yada”) was established in the PRC which principal businesses are production and marketing of bamboo related products.

	(x)	Yudu Yada Forestry Co., Ltd. (“Yudu Yada”) was established in the PRC which principal businesses are production and marketing of bamboo related products.

(xi)

Jianyang Yaxin Agriculture and Forestry Development Co., Ltd. (“Jianyang Yaxin”) was established in the PRC which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

2.	Summary of significant accounting policies

Basis of consolidation and presentation

Before and immediately after the completion of the Reorganization on August 20, 2010, the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda were under the common control of Mr. Zhan and his spouse, Madam Zhou Liufeng. Accordingly, accounting for recapitalization is adopted for the preparation of the condensed consolidated financial statements to present the combined results of operations and financial position of the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda as if the current group structure, which means that Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda are wholly owned subsidiaries of the Company, had been in existence at the beginning of the reporting period. On November 4, 2009, the Company entered into a share purchase agreement with Yang Yongjie (“Mr. Yang”), a resident of the People’s Republic of China (the “PRC”), pursuant to which he acquired 11.25 million shares of the Company’s common stock for $4,500 cash or $0.001 per share (as adjusted for a 2.5 for 1 forward stock split on January 18, 2011 (the “Forward Stock Split”)). The 29,214,043 shares (as adjusted for the Forward Stock Split) of the Company’s common stock issued for the RTO are deemed the opening common stock since January 1, 2009 to reflect the recapitalization.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of September 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of September 30, 2012 and December 31, 2011, the Company did not have any balance of gross trade receivables due from any individual customer that represented 10% or more of the Company’s gross trade receivables.

During the nine months period ended September 30, 2012 and 2011, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

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

The Company enters into foreign currency forward exchange contracts (“foreign exchange forward contracts”) to manage its exposure to the foreign currency exchange risk related to the trade receivable denominated in Japanese Yen (“JPY”). The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In accordance with US GAAP, the foreign exchange forward contracts are considered as “derivatives not designated as hedging instruments”. Therefore, the foreign exchange forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the condensed consolidated statements of income and comprehensive income within “other (loss) income - net” in the period in which they occur. As of September 30, 2012 and December 31, 2011, the Company had outstanding foreign exchange forward contracts to sell totaling approximately JPY339,000,000 and JPY677,000,000 respectively with maturities of less than one year.

Investments

The Company records its investments in accordance with ASC 320 “Investments-Debt and Equity Securities”. As of September 30, 2012, the Company has classified its portfolio as held for trading investments. These investments are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in the consolidated statement of income and comprehensive income. At September 30, 2012, the carrying amounts of the investments approximated their fair market values, and are classified as Level 1 assets as defined by ASC 820, see the paragraph “Fair value measurements”.

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

Level 1-	Quoted prices in active markets for identical assets or liabilities.
Level 2-	Observable inputs other than quoted prices in active markets for identical assets or liabilities.
Level 3-	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 1 inputs as of September 30, 2012 and December 31, 2011:-

Total fair value measurement
as of
	September	December
	30, 2012	31, 2011
	(Unaudited)	(Audited)
Held for trading investment	$79,844	$-

	Included in the following items
	Of condensed consolidated
	statements of income	Three months ended		Nine months ended
	and comprehensive income	September 30,		September 30,
		2012	2011	2012	2011
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Realized gain recorded - held for trading investments	Other (loss) income - net	$866	$-	$1,061	$-

The Company measures the fair value of held for trading investments by obtaining the quoted price in active markets. There were no changes in valuation techniques during the nine months ended September 30, 2012 and 2011.

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 2 inputs as of September 30, 2012 and December 31, 2011:-

Included in the following items
	of condensed consolidated	Total fair value measurement
	balance sheets	as of
		September	December
		30, 2012	31, 2011
		(Unaudited)	(Audited)
Derivative financial liabilities - foreign exchange forward contracts	Other payables and accrued expenses	$533,621	$909,529

	Included in the following
	items of condensed consolidated
	statements of income	Three months ended		Nine months ended
	and comprehensive income	September 30,		September 30,
		2012	2011	2012	2011
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Realized (loss) gain recorded - forward exchange contracts	Other (loss) income - net	$(99,224)	$-	$(220,842)	$2,535
Unrealized (loss) gain recorded - forward exchange contracts	Other (loss) income - net	24,652	(384,723)	382,740	(357,146)

Total (loss) gain recorded		$(74,572)	$(384,723)	$161,898	$(354,611)

The Company estimates the fair value of forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the nine months ended September 30, 2012 and 2011.

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

In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company's condensed consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company's condensed consolidated financial statements.

3.	Restricted cash, bills payable and trade payables

Restricted cash as of September 30, 2012 and December 31, 2011 consisted of the following:-

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Bank deposits held as collateral for foreign exchange forward contracts - Note (a)	$658,765	$1,281,999
Bank deposits held as collateral for bills payable - Note (b)	2,368,200	471,360
	$3,026,965	$1,753,359

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

(c)	Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

4.	Trade receivables, net

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Trade receivables	$34,446,534	$24,173,810
Less : Allowance for doubtful accounts	(788)	(16)
	$34,445,746	$24,173,794

Trade receivables with carrying value of $1,500,707 and $271,185 as of September 30, 2012 and December 31, 2011 were pledged as collateral under certain loan agreements (see Note 16) respectively.

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine months ended September 30,
	(Unaudited)
	2012	2011
Balance at beginning of the period	$16	$59,620
Provision for doubtful debts	929	351,226
Bad debts written off against trade receivables	(153)	(269,774)
Translation adjustments	(4)	4,121
	$788	145,193

Provision for doubtful debts of $929 and $351,226 were charged to operations during the nine months ended September 30, 2012 and 2011 respectively. During the three months ended September 30, 2012 and 2011, provision for doubtful debts amounted to $17 and $274,505 respectively.

5.	Other receivables, prepayments and deposits

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Prepayments*	$5,748,034	$5,461,498
Deposits	1,128,211	877,673
Other receivables	27,037	500,799
	$6,903,282	$6,839,970

* Represents primarily prepayment for the production of fresh produce which are expected to be recorded as cost of sales upon harvest within one year.

6.	Inventories

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Raw materials and packaging materials	$841,702	$659,863
Bamboo and other growing crops	24,760,515	15,928,758
Finished goods	4,222,142	3,511,319
	29,824,359	20,099,940
Less: Provision for obsolete inventories	(76,137)	(1,963)
	$29,748,222	$20,097,977

As of September 30, 2012 and December 31, 2011, the inventories with carrying amount of $577,277 and $617,711 were pledged as collateral under certain loan agreements (see Note 16).

Provision for obsolete inventories of $74,217 and $50 were charged to operations during the nine months ended September 30, 2012 and 2011 respectively. During the three months ended September 30, 2012 and 2011, provision for (reversal of) obsolete inventories amounted to $64,408 and $(23,505) respectively.

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

In July 2006, the FASB issued ASC 740-10-25 (“Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new EIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the EIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of September 30, 2012.

.
8.	Net finance costs

Details of finance costs are summarized as follows:-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Total interest cost incurred	$242,056	$145,684	$779,427	$377,958
Less: Interest income	(6,617)	(5,840)	(35,420)	(15,577)
Government grant for interest incurred	-	-	-	(105,050)

Net interest cost	235,439	139,844	744,007	257,331
Other finance costs	46,054	88,942	258,019	161,822

	$281,493	$228,786	$1,002,026	$419,153

9.	Other (loss) income, net

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
(Loss) gain on foreign exchange forward contracts	$(74,572)	$(384,723)	$161,898	$(354,611)
Realized and unrealized gain on held for trading investments	866	-	1,061	-
Other income	177	1,359	1,305	19,350

	$(73,529)	$(383,364)	$164,264	$(335,261)

10.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share as their effect is anti-dilutive. The anti-dilutive instruments including 1,359,113 warrants and 3,093,258 share options (as adjusted for the Forward Stock Split) were excluded from the calculation of earnings per share for three and nine months ended September 30, 2012. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the reorganization of stockholders’ equity as if the Reorganization occurred as of the beginning of the first period presented and has been adjusted to reflect the Forward Stock Split effected on January 18, 2011.

11.	Property, plant and equipment, net

	September	December 31,
	30,
Property	2012	2011
	(Unaudited)	(Audited)
Costs :
Buildings	$10,809,494	$10,756,752
Plant and machinery	2,821,184	2,485,444
Motor vehicles	216,458	204,658
Electronic equipment	191,211	159,315
Leasehold improvements	-	39,689
	14,038,347	13,645,858
Accumulated depreciation	(3,216,053)	(2,661,418)
Construction in progress	10,467,971	5,566,475
Net	$21,290,265	$16,550,915

(i)	During the reporting periods, depreciation charge is included in :-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Cost of sales and overheads of inventories	$112,289	$88,849	$368,316	$344,210
Selling expenses	1,000	504	4,074	1,492
Administrative expenses	70,352	11,562	199,009	30,912

	$183,641	$100,915	$571,399	$376,614

As of September 30, 2012 and December 31, 2011, buildings and plant and machinery with carrying amount of $7,950,573 and $8,030,558 were pledged as collaterals under certain loans and bills payable arrangements, respectively (Note 16).

During the nine months ended September 30, 2012, property, plant and equipment with net book value of $12,257 were disposed of at a consideration of $12,257, resulting a gain of $Nil. During the nine months ended September 30, 2011, there was no disposal of property, plant and equipment.

Capitalized interest for the nine months ended September 30, 2012 and 2011 was immaterial.

(ii) Construction in progress:-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

12.	Land use rights

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Land use rights
- for office premises, production facilities and warehouse – Note (a)	$2,191,635	$2,181,085
- for growing and plantation – Note (b)	25,210,433	20,402,893
Accumulated amortization – Note (c)	(1,545,692)	(951,573)
	$25,856,376	$21,632,405

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

Owing to some administrative difficulties in transferring the Forestry Right Certificate to Fujian Yada, on March 6, 2012, Fujian Yada entered into a separate agreement with the Seller to i) dispose the land use right at an amount equivalent to the original acquisition cost paid; and ii) lease the land use right, with cancelable lease terms given one year notice from either party, up to August 29, 2030 from the Seller at annual rental of RMB1,040,000 which was retrospectively applied on August 30, 2010. In accordance with the terms of agreement, the consideration is satisfied by i) transferring RMB1,560,000 to rental deposits; ii) transferring RMB3,120,000 to prepayment of rental for 3 years; and iii) cash for the remaining amount of RMB5,720,000 (equivalent to $903,074 as of September 30, 2012) was received during the nine months ended September 30, 2012.

(c)

During the nine months ended September 30, 2012 and 2011, amortization amounted to $591,263 and $527,079 respectively. During the three months ended September 30, 2012 and 2011, amortization amounted to $97,688 and $209,713 respectively. The estimated amortization expense for each of the five succeeding years is approximately $922,000 each year.

(d)	As of September 30, 2012 and December 31, 2011, land use rights with carrying amounts of $2,392,925 and $734,446 were pledged as collateral under certain loan arrangements (Note 16).

13.	Deposits paid

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Deposits paid for:-
- acquisition of land use rights	$24,662,751	$14,151,988
- acquisition of property, plant and equipment	252,608	251,392

	$24,915,359	$14,403,380

14.	Other payables and accrued expenses

	September 30	December 31,
	2012	2011
	(Unaudited)	(Audited)
Interest payable	$102,137	$46,490
Withholding tax payable - Note 14(b)	-	628,480
Pension payable - Note 14(a)	562,066	559,360
Derivative financial liabilities - foreign exchange forward contracts - Note 2	533,621	909,529
VAT payable	1,980,729	1,660,217
Salaries payable	288,937	308,830
Accrued audit fee	23,685	219,968
Liquidated damage payable - Note 21	443,686	443,686
Other payables	819,345	508,440
	$4,754,206	$5,285,000

(a)

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

(b)

On March 21, 2009, Fujian Yada declared a dividend of RMB20,000,000, of which RMB16,000,000 (equivalent to $2,347,200 as of March 21, 2009) was transferred to amounts due to related parties in accordance with a loan agreement entered into between Mr. Zhan, Madam Liufeng Zhou, Mr. Zhan’s spouse, and the Company. The remaining balance of RMB4,000,000 (equivalent to $631,520 as of September 30, 2012), representing withholding tax payable on dividend declared in accordance with PRC Tax Law, was included in other payables and accrued expenses.

On March 19, 2012, Fujian Yada received a certificate from Songxi State Tax Bureau, that the withholding tax payable on the dividend declared was exempted. Accordingly the remaining balance of RMB4,000,000 (equivalent to $630,040 as of March 19, 2012) was transferred to amounts due to related parties during the nine months ended September 30, 2012.

15.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Madam Zhou Liufeng, Mr. Zhan’s spouse, and are interest-free, unsecured and repayable on demand.

16.	Secured borrowings

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Secured short-term borrowings	$11,636,070	$9,415,291

The weighted-average interest rate on short-term borrowings as of September 30, 2012 and December 31, 2011, were 6.23% and 7.13%, respectively.

The details of the Company’s banking facilities as of September 30, 2012 were as follows:-

		Amount
	Granted	utilized	Unused

Facilities granted: Secured bank loans	$11,777,848	$11,636,070	$141,778

The secured borrowings were secured by the following:-

(i)	The Company’s assets with following carrying values :-

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Property, plant and equipment (Note 11)	$7,950,573	$8,030,558
Trade receivable (Note 4)	1,500,707	271,185
Land use rights (Note 12)	2,392,925	734,446
Inventories (Note 6)	577,277	617,711
	$12,421,482	$9,653,900

(ii)	Guarantees executed by third parties;

(iii)	Guarantees executed by Mr. Zhan and Liufeng Zhou, Mr. Zhan’s spouse; and

(iv)	Guarantees executed by certain staff of the Company.

As of September 30, 2012, Fujian Yada’s secured short-term borrowings of $3,789,120 were subject to compliance with certain financial covenants: to maintain a minimum current ratio of 1.0, minimum quick ratio of 0.5 and maximum debt to asset ratio of 60% at any time.

If Fujian Yada were to breach the covenants, the secured short-term borrowings would become payable on demand. Fujian Yada regularly monitors its compliance with these financial covenants.

As of September 30, 2012, none of the above financial covenants relating to secured short-term borrowings had been breached.

17.	Loans from third parties

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Non-interest bearing	$-	$157,120

All the loans from third parties are unsecured and repayable on demand.

18.	Held for trading investments

As of September 30, 2012, the Company held the investment classified as held for trading.

	Total fair value measurement
	as of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Acquisitions of held for trading investments	$871,915	$-
Disposal of held for trading investment	(792,650)	-
	79,265
Unrealized gain of held for trading investments	866	-
Effect of foreign currency translation	(287)
	$79,844	$-

During the nine months ended September 30, 2012, held for trading investment with carrying amount of $792,650 was disposed of at a consideration of $792,845, resulting a realized gain of $195.

During the nine months ended September 30, 2011, the Company did not purchase any held for trading investments.

19.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $51,451 and $219,322 for the nine months ended September 30, 2012 and 2011 respectively.

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

21.	Commitments and contingencies

Capital commitment

As of September 30, 2012, and December 31, 2011, the Company had capital commitments as follows:-

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Construction of new building facilities	$4,386,766	$5,990,221
Acquisition of land use rights	9,588,616	6,757,463
	$13,975,382	$12,747,684

Operating lease commitment

The Company leases certain land use rights under operating leases. As of September 30, 2012 the future minimum lease payments under non-cancelable operating leases were as follows:-

Within 1 year	$3,614,691
In the second year	3,579,929
In the third year	3,579,455
In the fourth year	3,556,300
In the fifth year	3,541,038
Thereafter	48,877,332
$66,748,745

Rental expense for operating leases amounted to $2,735,058 and $2,549,273 for the nine months ended September 30, 2012 and 2011, respectively, have been recorded in cost of sales and inventories.

Rental expense for operating leases amounted to $904,334 and $889,926 for the three months ended September 30, 2012 and 2011, respectively, have been recorded in cost of sales and inventories.

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

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 0.5% per month of the aggregated amount invested by such investors in the private placement until the registration statement has been filed and/or declared effective, but the maximum amount of liquidated damages is capped at 6% on aggregated amount invested by such investors. In accordance with ASC 450 Contingencies”, the Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. The Registration Statement was not declared effective until July 15, 2011 and the provision of liquidated damages was made in an amount of $443,686 as of September 30, 2012. Liquidated damages of $Nil and $443,686 were charged to administrative expenses for the nine months ended September 30, 2012 and 2011 respectively.

22.	Share based compensation

The Company granted share options and warrants to employees, directors and consultants to reward them for services rendered.

Stock option plan

Under the stock option plan adopted by the Company in 2010, 3,093,258 share options with an exercisable period of up to 10 years were granted to management and employees of the Company on February 14, 2011, of which 184,123 share options vested on March 18, 2011 with an exercise price of $3.94, 184,122 share options are vesting on March 18, 2012 with an exercise price equal to 125% of the market price (“125% Market Price Share Options”) of the Company’s common stock on that vesting date (market price as of March 18, 2012 was $1.59), 908,335 share options vested on February 14, 2012 and 1,816,678 share options are vesting in equal amounts on the first day of each quarter during a four year period commencing from February 15, 2012 with an exercise price of $4.00 per share. All the share options granted are subject to the option holders continuing to be management or employees of the Company before the respective vesting dates.

On September 21, 2012, Mr. Tsang Yin Chiu, Stanley, resigned from the Company as Chief Financial Officer and Corporate Secretary. The stock options previously granted to Mr. Tsang pursuant to the stock option agreement are all vested and fully exercisable. According to the stock option agreement, the vested portion of the options will expire on December 19, 2012 which represents the period of three months after the termination date. Any exercise of such stock options should be in accordance with the terms and conditions of the stock option agreement pursuant to which such stock options were granted.

A summary of share option plan activity for the nine months ended September 30, 2012 is presented below:

		Weighted average	Remaining	Aggregate
	Number	Exercise price per	contractual	intrinsic
	of shares	share	Term	value (1)
Outstanding as of January 1, 2012	3,093,258	$4.13*
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of September 30, 2012	3,093,258	$3.88*	8.4 years	$-

Exercisable as of September 30, 2012	1,503,665	$3.75	8.4 years	$-

(1)	There was no aggregate intrinsic value as the weighted average exercise price of options of $3.88 is in excess of the estimated value of the Company’s common stock as of September 30, 2012.

* For the disclosure purpose, the exercise price of 125% Market Price Share Options as of January 1, 2012 was estimated by management, which is consistent with the assumption on exercise price for estimation of fair value of these share options at the grant date. Since the market price is available as of March 18, 2012, the weighted average exercise price as of March 31, 2012 was adjusted based on actual exercise price accordingly. As of September 30, 2012, the weighted average exercise price remains unchanged.

The weighted average grant-date fair value of options granted during 2011 was $1.777 per share. The Company recognized compensation expense arising from the abovementioned share options granted in the amount of $1,129,836 and $2,050,922 for the nine months ended September 30, 2012 and 2011, respectively. The compensation expense was allocated to administrative expenses in the amount of $866,027 and $1,637,146 and selling expense in the amount of $263,809 and $413,776 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there were no other share options granted to employees and directors.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Estimated stock price	$4.00
Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of September 30, 2012, there was unrecognized compensation cost of $1,578,548 related to the above non-vested share options which are expected to be recognized over approximately 3.4 years.

Warrants

On February 10, 2011, the Company issued warrants to a service provider, and the warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share. in exchange for investor relation services provided to the Company. These warrants have an exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. Compensation expense of $Nil and $101,907 arising from the abovementioned warrants was recognized or allocated to administrative expenses for the nine months ended September 30, 2012 and 2011, respectively.

The fair value of the above warrants issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions:-

Stock price and exercise price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	2.41%

As of September 30, 2012, there was no unrecognized compensation cost related to the above warrants.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There is no inter-segment sales or transfers during the three and nine months ended September 30, 2012 and 2011. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2012	2011	2012	2011	2012	2011
Revenue from external customers	$64,223,322	$50,620,596	$26,596,108	$25,507,834	$90,819,430	$76,128,430

Segment profit	$25,303,833	$20,347,435	$7,557,176	$9,810,466	$32,861,009	$30,157,901

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2012	2011	2012	2011	2012	2011
Revenue from external customers	$25,048,557	$18,780,582	$8,911,888	$10,854,029	$33,960,445	$29,634,611

Segment profit	$11,651,984	$9,315,013	$2,891,967	$5,623,643	$14,543,951	$14,938,656

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Total consolidated revenue	$33,960,445	$29,634,611	$90,819,430	$76,128,430

Total profit for reportable segments	$14,543,951	$14,938,656	$32,861,009	$30,157,901
Unallocated amounts relating to
operations :-
Administrative expenses	(890,279)	(1,072,433)	(3,045,769)	(4,213,475)
Selling expenses	(216,264)	(467,239)	(1,171,150)	(1,491,737)
Government grant income	276,325	4,900	462,832	86,515
Other (loss) income - net	(73,529)	(383,364)	164,264	(335,261)
Net finance costs	(281,493)	(228,786)	(1,002,026)	(419,153)

Income before income taxes	$13,358,711	$12,791,734	$28,269,160	$23,784,790

All of the Company’s long-live assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:-

23.	Segment information (Cont’d)

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
PRC	$32,839,113	$28,068,849	$86,587,401	$71,598,456
Japan	1,121,332	1,565,762	4,232,029	4,529,974

Total	$33,960,445	$29,634,611	$90,819,430	$76,128,430

During the reporting periods, no individual customer represented 10% or more of the Company’s consolidated revenue.

24.	Related party transactions

Apart from the transactions as disclosed in notes 14, 15, and 16 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the nine months ended September 30, 2012 and 2011.

25.	Subsequent events

The Company evaluated all events or transactions that occurred after September 30, 2012 through the date the financial statements were issued and has determined that there are neither material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

OVERVIEW

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. Bamboo shoot products accounted for approximately 48% of our revenue in 2011, while fresh vegetables and fruit accounted for approximately 29% of revenue, processed vegetables for 8% of revenue, and bamboo wood for 15% of revenue. In the nine months ended September 30, 2012, bamboo shoot products accounted for approximately 53% of our revenue, while fresh vegetables and fruits accounted for approximately 25%, processed vegetables for 4%, and bamboo wood for 18%.

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

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as in the Japanese market. We derived approximately 93% and 7% of our revenue in the PRC and in Japan, respectively, in 2011 and approximately 95% and 5% in the PRC and in Japan, respectively, in the first nine months of 2012.

Agricultural products are naturally subject to seasonality tied to their local growing season. For example, our fresh bamboo shoots, an important revenue driver, are only available for sale from approximately December through April. As a result, our fourth and first quarter revenues tend to be significantly higher than our second and third quarter revenues. We seek to offset the impact of seasonality on our revenues by managing a diversified portfolio of products. In addition to product diversification, we use cold storage facilities to preserve some of our fresh products to extend their season and time market sales to improve our gross margin.

We believe that the investments we made in physical facilities and planting bases in 2011 and the first nine months of 2012 established a strong foundation for growth during the remainder of 2012 and beyond. Our growth strategy is currently centered on the following four core initiatives:

  Continue to expand our planting bases.
  Further expand our domestic sales and distribution network and enter new markets.
  Increase our processing facilities and cold storage capacity.
  Further enhance our brand recognition.

RECENT DEVELOPMENTS

Net sales for the first nine months of 2012 were $90.8 million, an increase of approximately 19% over net sales in the first nine months of 2011. Net income for the first nine months of 2012 was $27.9 million, an increase of approximately 18%, compared to the nine months ended September 30, 2011.

Our continued growth has been the result of focus on our four core initiatives. The table below summarizes our planting bases as of December 31, 2011 and September 30, 2012.

	December 31, 2011	September 30, 2012
Bamboo forest	31,700 acres	45,600 acres
	(128.29 square kilometers)	(184.65 square kilometers)
Vegetables & Fruits	12,500 acres	12,500 acres
	(50.59 square kilometers)	(50.59 square kilometers)

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. We had an internal sales team of approximately 55 members and approximately 202 distributors as of September 30, 2012.During the remainder of 2012, we plan to continue expansion of our sales network domestically. We have no immediate plans to expand our international sales presence beyond China and Japan.

The newly added 5,500 metric ton cold storage facilities has been in operation to meet both the requirement of our existing products and newly launched products. As of September 30, 2012, the construction work related to our logistic, trading and testing center, staffs quarters and mushroom processing plant are still in progress, with completion currently anticipated to occur sometime in middle of 2013.

We continue to gain brand recognition in China, especially in Fujian Province. Our brand “ ” was designated a “Well Known Trademark” in China in 2011. By September 30, 2012, we continued expanding our sales to approximately 857 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets.

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

Revenue recognition

Revenue from sales of the Company’s products, including fresh produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to the customer, provided that persuasive evidence of an arrangement exists, such as a signed sales contract, the significant risks and rewards of ownership have been transferred to the customer at the time when the products are delivered to our customer with no significant post-delivery obligations on our part, or the sales price is fixed or determinable and collection is reasonably assured. We do not provide our customers with contractual rights of return and post-delivery discounts for any of our products. When any significant post-delivery performance obligation exists, revenue is recognized only after such obligation is fulfilled. We evaluate the terms of the sales agreement with such customer in order to determine whether any significant post-delivery performance obligations exist. Currently, the sales under fresh produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations.

Revenue from sales of our product represents the invoiced value of goods, net of the value-added tax (“VAT”). Our processed produce products that are sold in the PRC are subject to VAT at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid on raw materials, and other materials or costs included in the cost of producing our processed produce products.

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

Substantially all of our income may be derived from dividends that we receive from our PRC operating subsidiaries. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries, but this treatment will depend on our status as a non-resident enterprise. For a detailed discussion of PRC tax issues related to resident enterprise status, see "Risk Factors — Risks Associated with Doing Business in China — Under the New EIT Law, we may be classified as a 'resident enterprise' of China" in our annual report on Form 10-K for the year ended December 31, 2011. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

For financial reporting purposes, our financial statements that are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates, and revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in the foreign exchange adjustment to accumulated other comprehensive income, a component of stockholders' equity.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)
	For the three months			For the three months
Item	ended			ended
	September 30, 2012			September 30, 2011
(Unaudited)	(As reported)			(As reported)
	In	As a		In	As a
	Thousands	Percentage		Thousands	Percentage
		of			of
		Net Sales			Net Sales
Net sales	$33,960	100%		$29,635	100%
Cost of sales	(19,416)	(57%	)	(14,696)	(50%	)
Gross profit	14,544	43%		14,939	50%
Selling and administrative expenses	(1,107)	(3%	)	(1,540)	(5%	)
Operating income	13,437	40%		13,399	45%
Government grant income	276	1%		5	0%
Other loss - net	(73)	0%		(383)	(1%	)
Net finance costs	(281)	(1%	)	(229)	(1%	)
Income before income taxes	13,359	39%		12,792	43%
Income tax (expense) credit	(127)	(0%	)	2	0%
Net income	13,232	39%		12,794	43%

The functional currency of the Company is RMB; however, our financial information is expressed in USD. The results of operations reported in the table above are based on the exchange rate of RMB 6.3331 to $1.00 for the three months ended September 30, 2012 and the rate of RMB 6.4029 to $1.00 for the three months ended September 30, 2011.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the three months ended September 30, 2012, our net sales were $34.0 million compared to $29.6 million for the same period last year, an increase of $4.4 million or approximately 14.6%. The increase was primarily due to increased sales volume resulting from higher production capacity from our expanded planting bases, particularly our bamboo forests. The increased sales volume of our products produced an increase in net sales of approximately $8.1 million, while an increase of approximately $0.4 million was due to the appreciation of the RMB against the US dollar. These increases were partially offset by approximately $4.1 million due to lower average selling prices of our products.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the three months ended September 30, 2012, our cost of sales was $19.4 million compared to $14.7 million for the same period last year, an increase of $4.7 million or approximately 32.1%. This increase was primarily due to higher sales volume. As a percentage of net sales, our cost of sales increased to approximately 57% for the three months ended September 30, 2012 from approximately 50% for the three months ended September 30, 2011.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $14.5 million for the three months ended September 30, 2012 compared to $14.9 million for the same period last year, a decrease of $0.4 million or approximately 3%. Gross profit as a percentage of net sales was approximately 43% and 50% for the three months ended September 30, 2012 and 2011, respectively. Our gross margin decreased primarily due to a decrease in the proportion of sales of higher margin High PH bamboo shoots to total sales. We have made certain adjustments to our bamboo shoots products in response to consumer spending behavior that we anticipate will enable us to return our gross margin to higher levels in the future; accordingly, we do not expect this decline is a trend that will continue.

Selling and Administrative Expenses. Our selling and administrative expenses decreased by $0.4 million, or approximately 28%, to $1.1 million for the three months ended September 30, 2012 from $1.5 million for the three months ended September 30, 2011.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses decreased to $0.2 million for the three months ended September 30, 2012, from $0.4 million for the three months ended September 30, 2011. As a percentage of net sales, selling expenses for the three months ended September 30, 2012 were approximately 0.6% of net sales, as compared to 1.6% for the three months ended September 30, 2011. The decrease of our selling expenses is primarily attributable to the decrease of transportation expense by approximately $0.1 million and the decrease of expense for employee stock options granted by approximately $0.1 million.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses decreased by $0.2 million, or approximately 17%, to $0.9 million for the three months ended September 30, 2012 from $1.1 million for the three months ended September 30, 2011. The decrease was mainly attributed to the decrease of compensation expense from the grant of employee share option by approximately $0.4 million; which was offset by the increase in the salary expenses of approximately $0.1 million and the reversal of overprovision of professional fees of approximately $0.1 million. As a percentage of net sales, administrative expenses decreased to approximately 3% for the three months ended September 30, 2012 from 4% for the three months ended September 30, 2011.

Other net income (loss). The changes in other net income (loss) were due mainly to the gain on forward foreign exchange contracts relating to the appreciation of RMB.

Net Finance Costs. Our net finance costs increased slightly to approximately $0.3 million for the three months ended September 30, 2012 from approximately $0.2 million for the three months ended September 30, 2011. The increase is mainly due to an increase in average bank loan balances.

Income Taxes. We had no material income tax expenses for the nine months ended September 30, 2012 or September 30, 2011.

Net Income. Our net income increased by $0.4 million or approximately 3.4%, to $13.2 million for the three months ended September 30, 2012. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Nine months Ended September 30, 2012 Compared to Nine months Ended September 30, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the nine months			For the nine months
Item	ended			ended
	September 30, 2012			September 30, 2011
(Unaudited)	(As reported)			(As reported)
	In	As a		In	As a
	Thousands	Percentage		Thousands	Percentage
		of			of
		Net Sales			Net Sales
Net Sales	$90,819	100%		$76,128	100%
Cost of Sales	(57,958)	(64%	)	(45,971)	(60%	)
Gross profit	32,861	36%		30,157	40%
Selling and administrative expenses	(4,217)	(5%	)	(5,705)	(8%	)
Operating income	28,644	31%		24,452	32%
Government Grant Income	463	1%		87	0%
Other net income (loss)	164	0%		(335)	0%
Net finance costs	(1,002)	(1%	)	(419)	(1%	)
Income before income taxes	28,269	31%		23,785	31%
Income tax (expense) credit	(396)	0%		(166)	0%
Net income	27,873	31%		23,619	31%

The functional currency of the Company is RMB; however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.3135 to $1.00 for the nine months ended September 30, 2012 and the rate of RMB 6.4876 to $1.00 for the nine months ended September 30, 2011.

Net Sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the nine months ended September 30, 2012, our net sales were $90.8 million compared to $76.1 million for the same period last year, an increase of $14.7 million or approximately 19.3%. The increase was primarily due to increased sales volume resulting from higher production capacity from our expanded planting bases, particularly our bamboo forests. The increased sales volume of our products produced an increase in net sales of approximately $14.9 million, while an increase of approximately $2.1 million was due to the appreciation of the RMB against the US dollar. These increases were partially offset by approximately $2.3 million due to lower average selling prices of our products.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the nine months ended September 30, 2012 our cost of sales were $58 million compared to $46 million for the same period last year, an increase of $11.9 million or approximately 26.1%. This increase was primarily due to higher sales volume. As a percentage of net sales, our cost of sales increased slightly to approximately 64% for the nine months ended September 30, 2012 from approximately 60% for the nine months ended September 30, 2011.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $32.9 million for the nine months ended September 30, 2012 compared to $30.2 million for the same period last year, an increase of $2.7 million or approximately 9%. Gross profit as a percentage of net sales was approximately 36% and 40% for the nine months ended September 30, 2012 and 2011, respectively. Our gross margin slightly decreased primarily due to the increase in direct costs of processed bamboo shoot products.

Selling and Administrative Expenses. Our selling and administrative expenses decreased by $1.5 million, or approximately 26.1%, to $4.2 million for the nine months ended September 30, 2012 from $5.7 million for the nine months ended September 30, 2011.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses decreased by $0.3 million, or approximately 21.5%, to $1.2 million for the nine months ended September 30, 2012, from $1.5 million for the nine months ended September 30, 2011. The decrease was mainly attributed to incurring reduced transportation expenses in the amount of approximately $0.2 million and the decrease of compensation expenses from the grant of employee share options in the amount of approximately $0.2 million. As a percentage of net sales, selling expenses for the nine months ended September 30, 2012 were approximately 1.3% of net sales, as compared to 2% for the nine months ended September 30, 2011. The decrease of our selling expenses as a percentage of net sales is attributable to our higher sales in the nine months ended September 30, 2012.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses decreased by $1.2 million, or approximately 27.7%, to $3 million for the nine months ended September 30, 2012 from $4.2 million for the nine months ended September 30, 2011. The decrease is mainly attributed to the decrease of compensation expense from the grant of employee share options in the amount of approximately $0.9 million; the decrease of doubtful debts expenses in the amount of approximately $0.3 million and the lack of provision for liquidated damages in the amount of approximately $0.3 million to certain investors that occurred last year. These decreases were partially offset by the increase in depreciation charges in the amount of approximately $0.17 million and increase in professional fees in the amount of approximately $0.11 million. As a percentage of net sales, administrative expenses decreased to approximately 3% for the nine months ended September 30, 2012 from 6% for the nine months ended September 30, 2011.

Other net income (loss). The changes in other net income (loss) were due mainly to the gain on forward foreign exchange contracts relating to the appreciation of RMB.

Net Finance Costs. Our net finance costs increased by $0.6 million, or approximately 139%, to approximately $1 million for the nine months ended September 30, 2012 from approximately $0.4 million for the nine months ended September 30, 2011. The increase is mainly due to an increase in average bank loan balances.

Income Taxes. We had income taxes of $0.4 million for the nine months ended September 30, 2012, as compared to $0.2 million for the nine months ended September 30, 2011. The increase was primarily attributable to the increase of taxable profit for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Net Income. Our net income increased by $4.3 million or approximately 18%, to $27.9 million for the nine months ended September 30, 2012. The main reasons for the growth of our net income were due to the changes in our other key components of our results of operations discussed above.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of approximately $8.5 million, compared to approximately $12.8 million as of December 31, 2011. Our accounts receivable at September 30, 2012 were $34.4 million, compared to $24.2 million at December 31, 2011. Our days’ sales outstanding increased to 138 days at September 30, 2012, from 88 days at December 31, 2011. This increase in DSOs resulted primarily because a substantial portion of our third quarter sales were transacted towards the end of September. However, approximately 95% of our trade receivables were within our standard credit terms of 90 days as of September 30, 2012. We finished the third quarter with net working capital of $ 53.5 million, compared to $43.5 million at December 31, 2011.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)
	Nine months Ended		Year Ended
	September 30,		December 31,
	(Unaudited)		(Audited)
	2012	2011	2011	2010
Net cash provided by operating activities	$17,877	$5,950	$24,593	$15,409
Net cash used in investing activities	(22,170)	(10,830)	(24,913)	(15,299)
Net cash provided by financing activities	(176)	2,352	2,899	9,043
Effect of exchange rate on cash and cash equivalents	88	288	266	414
Cash and cash equivalents at the beginning of the period	12,833	9,988	9,988	421
Cash and cash equivalents at the end of the period	8,452	7,748	12,833	9,988

Cash Flows from Operating Activities.

Net cash provided by operating activities was $17.9 million for nine months ended September 30, 2012, compared to $6.0 million provided by operating activities for nine months ended September 30, 2011. The increase was primarily attributable to:

  Increase in net income in the amount of approximately $4.3 million;
  Decrease in other receivables, prepayments and deposits in the amount of approximately $1.2 million;
  Increase in trade payables in the amount of approximately $2.4 million; and
  Decrease in restricted cash held as collateral for forward foreign exchange contracts in the amount of approximately $3.1 million.

Cash Flows from Investing Activities.

Net cash used in investing activities for the nine months ended September 30, 2012 was $ 22.2 million compared to $10.8 million for the nine months ended September 30, 2011. The increase of net cash used in investing activities was primarily attributable to capital expenditure for the expansion of planting bases and production facilities. During the nine months ended September 30, 2012, we invested $ 5.3 million to acquire property, plant and equipment and an additional $ 16.9 million in payments to acquire land use rights.

Cash Flows from Financing Activities.

Net cash used in financing activities was $ 0.18 million in the nine months ended September 30, 2012 compared to $2.4 million provided by financing activities for the nine months ended September 30, 2011. Net cash used in financing activities for the nine months ended September 30, 2012 was primarily attributable to:

  Proceeds from secured borrowings in the amount of approximately $15.5 million ;
  Repayment of secured borrowings in the amount of approximately $13.3 million;
  Decrease in loans from third parties in the amount of approximately $0.16 million;
  Increase in restricted cash held as collateral for bills payable in the amount of approximately $4.38 million ;
  Increase in bill payable in the amount of approximately $2.69 million; and
  Repayment to related parties in the amount of approximately $0.53 million.

Commitments.

The Company leases certain land use rights under operating leases. As of September 30, 2012 the future minimum lease payments under non-cancelable operating leases were as follows:

Within 1 year	$3,614,691
In the second year	3,579,929
In the third year	3,579,455
In the fourth year	3,556,300
In the fifth year	3,541,038
Thereafter	48,877,332
$66,748,745

In the ordinary course of our business, our operating subsidiaries Fujian Yada and Fujian Yaxin enter into loan agreements with local banks in Fujian province for the purpose of acquiring additional planting bases and for working capital purposes. As of September 30, 2012, the Company's aggregate short term borrowings equaled $11.6 million up from $9.4 million at December 31, 2011.

The term of such loan agreements generally ranges from approximate six months to one year or more. The due dates of the outstanding loans range from the end of the fiscal year of 2012 to the second quarter of the fiscal year of 2013. The amounts due under the individual financial arrangements with the local banks range from RMB 2,600,000, or approximately $410,000, to RMB 11,500,000 or approximately $1,800,000. The outstanding financing arrangements bear interest, and the interest rate is commonly based on a benchmark annual interest rate announced by the People’s Bank of China on the value date, which interest rate fluctuated from 5.85% released on June 08, 2012 to 5.60% released on July 06, 2012 for the six-month loan agreements and from 6.31% released on June 08, 2012 to 6.00% released on July 06, 2012 for the one-year loan agreements, plus a premium ranging from 0% to 17%. As of September 30, 2012, the future minimum payments due under the loan agreements were as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Secured short-term borrowings	$11,636,070	$9,415,291

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

Many of the financing agreements contain covenants prohibiting us from borrowing “substantial” amounts of money, or leasing or subsequently pledging already pledged assets, without the prior consent of each relevant lender. In addition, we are prohibited from selling a “significant” amount of its assets without prior consent from each relevant lender. The terms “significant” and “substantial” are not defined in the relevant contracts. In assessing our compliance with the financing agreements we have determined that a value exceeding approximately 10% of our total assets, or about $15.5 million as of September 30, 2012, would be significant or substantial and would trigger a requirement to obtain the prior consent of various lenders. However, the lenders may have a different interpretation of the limitation on our ability to borrow money or sell assets, and it may be lower than our understanding of the provisions of the loan agreements. If we were to inadvertently sell assets or borrow money with a value in excess of what our lenders believe is permissible without their consent, they could pursue breach of contract and other claims against us, which could harm our business and reputation.

Contingent Liabilities

We have made a provision of approximately $562,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. We believe that the total potential liabilities include cost of rectifying non-compliance of the social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of the housing fund obligations for full-time employees and temporary workers, and may be as much as $2,365,000. See “Risk Factors—We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” in our annual report on Form 10-K for the year ended December 31, 2011. The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

Our capital expenditures were approximately $22.2 million for the nine months ended September 30, 2012. Our capital expenditures were used to acquire property, plant and equipment ($5.3 million) and land use rights ($16.9 million). We currently estimate that our capital expenditures in fiscal year 2012 will be approximately $20 million, which we intend to use primarily for expansion of bamboo forests, constructing additional cold storage, processing facilities and staff quarters.

Capital Resources

At September 30, 2012, we had only minimal unused credit facilities that were available to us.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2012.

Changes in Internal Controls over Financial Reporting.

During the period ended September 30, 2012 we had a change in our Chief Financial Officer. Mr. Tsang Yin Chiu Stanley resigned as our Chief Financial Officer effective September 21, 2012 . He was replaced by Mr. Chin Hon Siang Alex who became our Chief Financial Officer on that same date. Our Chief Financial Officer is our principal accounting officer and is responsible for managing our internal controls over financial reporting. Accordingly the change in our Chief Financial Officer is reasonably likely to have a material effect on our internal controls.

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

ASIA GREEN AGRICULTURE CORPORATION

Date: November 14, 2012	/s/ CHIN HON SIANG ALEX
Chin Hon Siang Alex, Chief Financial Officer
(Principal Accounting Officer)

Exhibit
No.	Document Description	Incorporation by Reference

10.1	Executive Employment Agreement dated September 21, 2012 between Asia Green Agriculture Corporation and Chin Hon Siang Alex.	Filed herewith.

10.2	Amendment No. 1 to Option Agreement dated August 17, 2012 between Cai Yangbo and Zhan Youdai.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.