Form 10-K
period 2012-12-31
Asia Green Agriculture Corp
filed 2013-03-29
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

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
Yes [   ]     No [X]

The aggregate market value of the shares of common stock held by non-affiliates of the registrant (based upon the $0.81 closing price of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board), was approximately $8.4 million. Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2013, there were 36,823,626 shares of the registrant's common stock outstanding. The common stock is the registrant's only class of stock currently outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant's fiscal year ended December 31, 2012 are incorporated by reference into Part III of this report.

USE OF TERMS; CONVENTIONS

            Except where the context otherwise requires, and for the purposes of this report, only:

  “We,” “us,” “our company,” and “our,” refer to the combined business of Asia Green Agriculture Corporation and its consolidated subsidiaries;

  “Sino Oriental” refers to Sino Oriental Agriculture Group Limited, our direct, wholly-owned subsidiary, a BVI corporation;

  “Misaky” refers to Misaky Industrial Limited, our indirect, wholly-owned subsidiary, a Hong Kong corporation;

  “Fujian Yada” refers to Fujian YADA Group Co., Ltd, our indirect, wholly-owned subsidiary, a Chinese corporation;

  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

  “Renminbi” and “RMB” refer to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

           Our functional currency is the RMB; however, our financial information is expressed in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the closing exchange rates on the balance sheet date, and revenues and expenses are translated at the average exchange rate. The closing exchange rates were RMB 6.3171 to $1.00 as of December 31, 2012 and RMB 6.365 to $1.00 as of December 31, 2011. The average exchange rates were RMB 6.3119 to $1.00 for the year ended December 31, 2012 and the rate of RMB 6.453 to $1.00 for the year ended December 31, 2011.

STOCK SPLIT AND NAME CHANGE

           On January 18, 2011, we filed an amended and restated Articles of Incorporation with the Nevada Secretary of State to give effect to (i) a 2.5 for 1 forward stock split and (ii) an increase in our authorized common stock from 100 million shares to 200 million shares and (iii) a name change from SMSA Palestine Acquisition Corporation to Asia Green Agriculture Corporation. The information in this report has been adjusted to give effect to the stock split, increase in authorized capital and name change.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

           This report contains forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. Statements in this report regarding the following events or circumstances, among others, are forward looking statements:

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

           The forward-looking statements in this report are based upon management's current expectations and beliefs, which management believes are reasonable. However, our expectations may turn out to be incorrect and our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Risk Factors,” and other sections in this report and other reports that we file with the SEC from time to time. You are cautioned not to place undue reliance on any forward-looking statements.

           These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by U.S. federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Overview

           We are a green and organic food producer with our headquarters located in Fujian Province, China. We are one of the leading producers of organic bamboo shoot products in China. We also provide fresh fruits and vegetables and processed fruits and vegetables. In total, we grow, process and distribute over 100 varieties of fresh and processed agricultural products. Our product offerings generally fall into the following three main categories:

  Bamboo shoot products
  Fresh vegetables and fruit
  Processed vegetables

            In addition to the food products above, we also sell bamboo wood harvested from the forests where we grow our bamboo shoots.

            Our business model encompasses a vertically integrated operation where we control the planting, harvesting, processing, packaging and distribution of final products. This model allows us to exert direct and stringent quality control over our fresh agricultural products, resulting in premium quality and pricing for our products.

Our Industry

The Bamboo shoot industry

           Bamboo is a tribe of flowering perennial evergreen plants in the grass family and is one of the fastest growing woody plants on earth (Source: www.wikipedia.com). Bamboo shoots are new bamboo culms that come out of the ground. They are edible and widely used in a number of Asian dishes and broths. Bamboo shoots are low in saturated fat, cholesterol, and sodium; yet, they are a good source of protein, vitamin E, niacin, iron, and dietary fiber. Bamboo shoots have similar nutritional elements as asparagus and are widely recognized as a healthy, green, organic food source (Source: www.wikipedia.com and www.nutritiondata.com). In 2011, China had approximately 13 million acres (53,810 square kilometers) of bamboo forest, placing it as the country with the richest bamboo forest reserves in the world (Source: www.xinhuanet.com). China is also the largest producer of bamboo shoot products, commanding over 90% of global market share (Source: China Bamboo Shoot Association). The overall Chinese bamboo shoot industry is highly fragmented; there are currently over 2,000 bamboo shoot manufacturers in China.

Organic food products industry

           The global organic food market has experienced 20% to 30% annual growth in the past few years (Source: www.xinhuanet.com). China is one of the world's fastest growing markets for organic food products both in terms of consumer demand and commercial production. Despite the sales of organic food products in China reached $2.1 billion in 2010 (Source: http://www.cnca.gov.cn:81/cnca/zwxx/xwdt/ynbd/563432.shtml), it only accounted for 0.8% of the global market share (Source: www.cnca.gov.cn). The Organic Food Certificate Center estimates that China will account for more than 5% of the global organic food industry within the next ten years (Source: www.ofcc.org.cn).

           China's approach to organic food is somewhat unique as compared to other countries, in that the organic food space is segmented into Certified Organic and Green Food. "Green Food" refers to safe, fine quality and nutritious food produced and processed under the principles of sustainable development and certified by the China Green Food Development Center based on specified standards. Food products that meet these standards are permitted to be sold with a “Green Food” logo. The certified Green Food can be divided into two groups: Grade A (allowing the use of a certain amount of chemical materials) and Grade AA (another name for organic food) (Source: "Enhancing Sustainable Development Through Developing Green Food: China's Option" presented by Liu Lijuan, First Secretary, Mission of China to the United Nations in Geneva, July, 30 2003). Organic certified requires that no chemical be used in the food production process. The objectives of Green Food are low environmental impact, good food safety and social efficiency. China has adopted the Green Food certifications as an alternative to full Organic certification, enabling the production of nutritious and safe foods, without the typical decrease in agricultural production output that full Organic certification could cause (Source: Wikipedia: Organic Food; Organic Food Certification). According to our communication with the China Green Food Development Center, the average length of time required to obtain a Green Food certification is about one year. We sell products that are certified as Green Food, as well as products that are certified as Organic Food under the JAS (Japanese Agriculture Standard). We have also obtained Organic Food certifications for our bamboo shoots products from the China Organic Food Certification Center (COFCC).

           China has a strong and growing organic and green food industry. The rising popularity of organic and green foods is driven by a number of factors. First and foremost is the increasing concern of China's rising middle class and food safety. The concerns on food safety relate to both the short term purity and nutrition of the food, as well as to longer term concerns on the potential health impact of chemicals that are used in the production of the food. There is also increasing concern with the impact of agricultural production on the environment and the residual effects of agricultural chemicals on the ecosystem.

Planting Bases and Forests

            Our vertically integrated operations (from planting to processing and distribution of final products) allow us to ensure that our products are of sufficient quality to meet applicable certification guidelines and can be delivered to customers in a timely manner. We produce fresh agricultural products on our own planting bases for two main purposes. The first is to develop food products for sale directly for our customers’ consumption. The second is to develop the original fresh products into fast moving consumption products such as healthy snacks that need to be further processed. Fresh agricultural products are harvested, sorted, packaged and delivered directly to distributors and end-users. The remaining fresh agricultural products are delivered to production facilities for further processing. The table below summarizes our planting bases as of December 31, 2011, December 31, 2012 and our anticipated expansion for 2013.

	December 31, 2011	December 31, 2012	December 31, 2013 (estimated)
Bamboo forest	31,700 acres (128.29 square kilometers)	53,897 acres (218.11 square kilometers)	66,842 acres (270.50 square kilometers)
Vegetables & Fruits (including mushrooms)	12,500 acres (50.59 square kilometers)	12,500 acres (50.59 square kilometers)	12,500 acres (50.59 square kilometers)

Bamboo forest

           As of December 31, 2012, we had land rights to 53,897 acres of bamboo forest and were actively managing and harvesting approximately 33,850 acres (136.99 square kilometers) of bamboo forest from which we produce bamboo shoots and bamboo woods for. We purchase land use rights to bamboo forests, or enter into lease agreements with the local rural village cooperatives and incur rental expenses for the use of the land. Generally, the terms of our bamboo forest leases are for a period of 20 to 37 years.

           We capitalize on our experience in bamboo growing to improve bamboo shoot yields by timely weeding and strategic felling of older bamboo to ensure adequate sun light, and access to water and nutrition to maintain optimal capacity and yields. Bamboo shoots are harvested from December to April. During the harvest season, we hire additional temporary workers. Currently, we use no fertilizers or pesticides in growing our bamboo shoots.

Vegetable and fruit planting base

           As of December 31, 2012, we had the right to operate approximately 12,500 acres (50.59 square kilometers) of vegetable and fruit planting bases through long-term lease contracts. Our vegetable and fruit planting base leases are held under 5-year to 30-year terms.

           We adopt an integrated approach in managing vegetable and fruit planting processes. Before planting, we receive sales indications from our customers on anticipated requirements and product specifications. After analyzing these indications, we formulate a planting schedule, by taking into account order sizes, market dynamics, and land requirements. The lead time for agricultural production varies depending on the type of vegetable or fruit, and would take on an average duration from three to four months. This customer-driven process is intended to improve production efficiency and eliminate over/under production of products.

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

Organic bamboo shoot products

           We sell fresh and processed bamboo shoot products. Our bamboo shoot revenue accounted for approximately 45% of our total revenue in 2012.

           We have developed strong brand equity for bamboo shoot products in China. In May 2011, our trade mark “ ” was recognized as a “Well-Known Trademark of China” by the State Administration of Industry and Commerce.

           Our bamboo shoot products are all organic. We grow our bamboo shoot requirements to satisfy all the requirements necessary for certification with the Japanese Agricultural Standard, or JAS, (the highest agricultural quality standard used by the Overseas Merchandise Inspection Company). However, we do not seek JAS certification for all our products, since we only export some of our products to Japan. The JAS program is based on the ongoing evaluation of internal procedures and the management competence of respective certified operators. An operator must have standard operational procedures in written form covering all JAS relevant details of production, quality and labeling, and must prove the existence of a documented internal verification that each specific lot of products was produced in compliance with the JAS standards and the operator’s standard operational procedures. To apply for the JAS certification, an operator must submit its application to an accredited certifier of JAS certification.

           Fresh bamboo shoots are harvested from December to April. According to Chinese custom, bamboo shoots which are harvested before March are known as "winter bamboo shoots", and those harvested starting from March are referred to as "spring bamboo shoots". Winter bamboo shoots are lower in output and higher in price compared with spring bamboo shoots. We sell most of our winter bamboo shoots and a portion of our spring bamboo shoots as fresh products, and use the rest of spring bamboo shoots as raw materials to produce processed bamboo shoot products in accordance with specific customer requests.

           Fresh bamboo shoots are delivered directly to customers after sorting, weighing and packaging. We continued to see strong sales revenue to the fresh farmer’s market. During 2012, we also capitalized on our status as an organic producer and our increasing brand recognition to secure additional market share in the provinces other than Fujian Province.

           Processed bamboo shoots are boiled in water immediately after harvest, and are then preserved in 18 liter metal cans. Processed bamboo shoots can be stored for up to three years before being processed into final product. We can process water boiled bamboo shoots into various forms, such as block, slice, strip or crumb, based upon customer requirements. All final products are packaged in vacuumed plastic bags.

           In 2012, we released processed bamboo shoots as part of a “Fast Moving Consumption Products” concept and received positive response from the market. These products come in unique packaging with an aluminum inner layer to preserve fragrance and texture. We produce a variety of different flavors, such as sesame oil fragrance, spicy crunchy, original flavor, pickled vegetables mixed flavor and mushroom mixed flavor. This line of products was targeted to accommodate the change in consumer spending habits–convenient to carry, readily edible and with good taste. We also continued to experience strong demand for our high PH bamboo shoots in 2012.

Bamboo woods

           In order to maintain an optimal density of bamboo forests for production of bamboo shoots, we cut and harvest a proportion of older bamboo and sell it for wood products. In 2012, approximately 18% of our total revenue was derived from selling mature bamboo for use in wood products.

Fresh vegetables and fruits

           Fresh vegetables and fruits accounted for approximately 31% of our total revenue in 2012. We grow and sell different varieties of vegetables and fruits, including mushrooms, corn, taro, radishes, cucumbers, ginger, and grapefruits. We harvest fresh vegetables and fruits, sort, weigh, pack and deliver these fresh vegetables and fruits to customers. Different varieties have different harvest seasons. Currently, we supply all of our fresh vegetables and fruits from our own planting bases and ship them to customers in season.

           The China Green Food Development Center has established certification procedures that require an applicant wishing to apply for Green Food certification for its products to submit an application to the provincial green food office, which conducts a document review and an onsite inspection, designates a product inspection agency to conduct a product inspection, and, if necessary, designates an environmental monitoring station to collect and inspect samples of the relevant product. After receiving reports from the provincial green food office, the product inspection agency and the environmental monitoring station, the China Green Food Development Center sends the information it has collected to the Green Food Certification and Review Committee for their review. After due assessment, the Committee will confirm that the product that meets the Green Food standards, only then the Center will grant a Green Food Certification for that particular product to the applicant.

           Our fresh vegetables and fruits are grown to meet the standards for Green Food Certification. Some of our vegetables and fruits have received the Green Food Certification. However, we do not seek Green Food Certification for all our products that we believe satisfy the requirements for the certification. Based on our discussions with the China Green Food Development Center, it takes an average of one year to obtain a Green Food certification for a product.

           We are also looking to expand our fresh vegetables and fruits business by offering organic off-season fresh vegetables. Organic off-season fresh vegetables will be pre-processed by washing, sorting, and packaging in plastic trays before being delivered to the market. We expect off-season vegetables to become an additional avenue for growth.

Processed vegetables

           Our processed vegetables are typically harvested, boiled and then dehydrated or brined. Processed vegetables include water boiled fuki, water boiled corn, brined ginger, water boiled mushrooms, dehydrated mushrooms and water boiled warabi. We supply most of the raw materials for our processed vegetables from our own planting bases. We also purchase pre-processed vegetables which are either not available in Fujian Province or which we are unable to produce in sufficient quantity. Processed vegetables contributed 6% of our total revenue in 2012.

Operations

           We currently process our products through two subsidiary entities, Fujian Yada and Fujian Yaxin. We operate state-of-art processing workshops in the full-closed mode and employ advanced processing and testing equipment, some of which is imported from Japan, and the rest of which is from China. Our production lines can be used to produce both processed bamboo shoots and other processed products, which might have slight difference in specification but share the same basic processing procedure.

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

Step-3 Final-product processing

           We take semi-products as raw materials and further transform them into different forms such as block, flake, slice, strip and crumb according to different customer requirements. Then we pack the products in sealed plastic packaging and perform quality control for each batch of product.

Storage and New Facilities

           As of December 31, 2012, we completed construction of a new cold storage facility. We now have 11,500 metric tons of cold storage capacity, and 10,000 square meters of room temperature warehouse space. Cold storage is used to temporarily store fresh produce before preliminary processing or delivery to customers, as well as to store semi-processed high PH bamboo shoots. Room temperature warehouses are used to store semi-processed products (except for semi-processed high PH bamboo shoots) and finished products.

           The construction work related to our logistic, trading and testing center and staffs quarters is still in progress, with completion currently anticipated to occur in the middle of 2013. The construction of a new mushroom processing plant (Phase 1) is now under its trial run period and we expect to put the processing plan in full production in the second quarter of 2013.

Procurement

           Majority of our planting bases and bamboo forests are located in Fujian Province, China. We contract with local farmers to supervise the planting, growing and harvesting in accordance with our specifications. We also purchase raw materials from suppliers including seeds, fertilizers, fresh agricultural products, semi-processed vegetables, and packaging materials.

           Historically, we have also purchased some fresh and semi-processed vegetables which do not grow in Fujian Province or which we do not adequately produce from our own planting bases. In the future, we expect to continue to procure fresh and semi-processed vegetables from third party suppliers when it is strategically beneficial to the Group.

Quality Control & Certifications

           Product quality is a core focus. We have an established and traceable quality control system in place from planting to finished products. We conduct quality control in the following procedures:

We use only internally designated premium seeds, fertilizer and pesticides to ensure consistent and high quality products

Standardized written planting handbooks for each crop

Designated internal staff responsible for close oversight of the planting process

Quality tests conducted 10 days before harvest of every batch

We conduct quality testing before preliminary processing, further processing, and delivering finished products

We have full time staff responsible for quality control

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

           ISO 9000 is a family of standards for quality management systems. ISO9001:2008 is the most current ISO standard and include requirements on quality management, resource management, product measurement, measurement, analysis and improvement (Source: Wikipedia). Our Fujian Yada subsidiary has been awarded the certificate for its quality management system's compliance with the standard ISO9001: 2008 GB/T 19001-2008. The quality management system applies in the following areas: production of boiled bamboo shoots soft pack can, boiled fuki soft pack can, boiled mixed vegetables soft pack can (including lotus root, osmunda japonica thunb and pteridium aquitinum), boiled edible fungi soft pack can, boiled corn soft pack can and 18-Liter boiled bamboo shoots can. Our Fujian Yaxin subsidiary has been awarded the certificate for its quality management system's compliance with the standard ISO9001:2000 GB/T 19001-2000 for its production of boiled bamboo shoots soft pack can, boiled edible fungi soft pack can, boiled wild vegetables soft pack can, boiled fuki soft pack can, 18-Liter boiled bamboo shoots can and boiled fuki can.

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

           Our subsidiary Fujian Yada has been issued an Organic Food Certificate valid from June 13, 2012 to June 12, 2013 by China Organic Food Certification Center (COFCC) in the area of production, process, labeling and sales, and management system. COFCC is a professional organization responsible for organic food certification and management under the Ministry of Agriculture of the P.R.C. Major functions of COFCC includes supporting enterprises to cultivate organic food market, promoting organic trade in international market and providing evidence for Chinese government to make organic food standard and organic agriculture policies. The renewal of the certificate is now in process.

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

Intellectual Property

           We have obtained or filed trademark registrations for the following marks with the Trademark Bureau of the Peoples Republic of China State Administration of Industry and Commerce. The duration of the trademark protection in the PRC is 10 years from the effective registration date:

Mark	Application No.	Status
	Application No. 7662949, No. 7662905, No. 7662922 and 7662965	Issued
	Application No. 7528759, No. 7526178	Issued
	Application No. 7526724	Issued
	Application No. 7663018	Issued
("white bear" in Chinese)	Application No. 7662992	Issued
("little children" in Chinese)	Application No. 7662975	Issued
	Application No. 7688250, No. 7688287 and No. 7688309	Issued
("Shengda" in Chinese)	Application No. 7526764 and No. 7528819	Issued
	Application No. 7526080, No. 7528908, No. 7526221	Issued
早上好 ("good morning" in Chinese)	Application No. 7688319	Issued
	Application No. 7662878	Issued
("Yada Kong Fu" in Chinese)	Application No. 7526197	Issued
(composed of a rectangle image and the Chinese characters of "Yada")	Application No. 7748481, No. 7748513, and No. 7748498	Issued
(composed of an image with two circles and the Chinese characters of "Yada")	Application No. 7526798, No. 7528872, No. 7662856	Issued
(composed of an image with two circles and the Chinese characters of "Yada" and "Designated Color")	Application No. 1793346	Issued
	Application No. 9979153 and No. 9979255	Pending
	Application No. 7904598	Pending

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

           In 2012, we incurred only nominal research expenses. Some of our activities were carried out in-house by our own staff, which did not incur material expenses. Other activities were done in conjunction with professors and researchers from research institutes and universities with which we have relationships, including Fujian Agriculture and Forestry University, Wuyi University and Fuzhou University. Under those programs, we provide the professors and researchers with nominal compensation in addition to reimbursement of expenses. Often these programs provide for joint ownership between us and the universities of any intellectual property rights resulting from the research. In those situations, we may be required to enter into a separate license with the university in order to commercialize the product.

Sales and Distribution

Domestic market

           In 2012, approximately 95% of our revenues were derived from sales of products into the domestic Chinese market. We sell products in China through our own sales force as well as more than 200 distributors. All of our processed products are sold in China under the Fujian Yada brand.

            Our fresh and processed food products are sold to:

  Farmer's markets
  Supermarkets in China, mainly Fujian Province and Shanghai
  Hotels and restaurants
  Specialty stores
  Food manufacturers
  The high speed train originating from the Fuzhou station

           We currently have sales offices in Shanghai and Fuzhou. Our domestic sales network covers over 10 provinces and cities including Shanghai, Beijing, Tianjin, Shandong, Jiangsu, Zhejiang, Fujian, Hubei, Henan, and Guangdong. Our sales teams are responsible for pursuing direct sales to customers including new businesses in the Eastern China market. We sell direct to supermarkets such as Shanghai Yimaide, Kangda-mart, Hui Jin stores, and Hualian marts in Shanghai. We sell to other major supermarkets such as Carrefour, Jiadeli and Wal-mart through distributors. We now sell directly and indirectly to over 800 stores of such major supermarkets. Sales directly to supermarkets and sales to distributors that sell to supermarkets accounted for about 9% of our total net sales for the year ended December 31, 2012. We intend to expand our sales to major retailers to other provinces in China.

Japan market

           In 2012, sales to the Japanese market accounted for approximately 5% of our total revenue. We sell semi-finished and final processed products to Japan. We do not currently sell fresh agricultural goods to Japan. At present, we perform all export business through one subsidiary, Shengda. We sell products in Japan through more than 20 overseas distributors. Our Japanese customers primarily consist of convenience stores and food manufacturers.

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
  Attending various green food exhibitions and organizing nutrition training sessions for distributors to promote food containing crude fiber, such as bamboo shoot products and fuki and green agricultural food; and
  Promoting our trademark “  ”, recognized by the State General Administration for Industry and Commerce as a “Well-Known Trademark of China” in May 2011.

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

  Pricing. Based on communications with our customers and retailers, we believe that the prices of our products are competitively priced, with some of our products being less expensive and others more expensive than our competitor's products. We do not anticipate that we will be a low price leader. Our pricing strategy is to deliver excellent quality products, at prices that are on par with our competitors.

  Product taste and quality. In 2012, we grew and supplied a majority of our raw materials from our own planting bases and processed our processed vegetables in our own processing facilities. We place significant emphasis on food quality and safety and have a well-established, traceable and strict quality control system for all stages of our business, including planting, raw material sourcing, processing, packaging, storage and transportation. We apply internal quality controls which we believe are stricter than the national standard. As a result, we have received a number of product quality certifications. See “Operations—Quality Control and Certifications” above.

  Brand recognition. In 2011 our “ ” brand was recognized as “Well-Known Trademark of China”. To our knowledge, we are the only producers of bamboo shoot products that have received this recognition.

  Stable timely supply of products. Our planting bases and processing facilities are strategically located near the borders of Fujian Province, Jiangxi Province and Zhejiang Province, as well as within close proximity to the city of Shanghai. This arrangement not only affords us access to those three provinces and the city of Shanghai, but also facilitates low logistics costs, which in turn enables us to deliver fresh agricultural products on time. In addition, Fujian Province is widely recognized as the #1 growing area for bamboo globally. This provides us with access to a large potential planting base. We believe our vertically integrated business model provides us with enhanced production efficiency, a stable supply of products and better control over costs as compared to those competitors that rely on third party suppliers. We also sell over 100 varieties of fresh and processed agricultural products. That product diversity allows us to meet the demands of a variety of customers and mitigate seasonality risks.

  Sales network. We sell all fresh agricultural products and a portion of our processed products in China through an extensive nationwide sales and distribution network, covering over 10 provinces and cities. This network was comprised of more than 200 distributors and about 60 direct sales employees of our sales offices in Shanghai and Fuzhou. We sell our products, directly or indirectly through distributors, to farmers markets, supermarkets mainly in Fujian and in Shanghai, and various food manufacturers, chain restaurants and retailers in China.

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

  Expand our planting base. Out of a total of 53,897 acres of bamboo forests, the 33,850 acres of bamboo forest that we actively harvested produced approximately 44,401 metric tons of bamboo shoots in 2012. The remaining 20,047 acres were newly added and did not commence production of bamboo shoots in 2012, but are expected to contribute to revenues in 2013. In order to satisfy increasing market demand, we plan to expand by an additional 12,945 acres of bamboo forest by the end of 2013. Out of a total of 12,500 acres of vegetable and fruit planting bases, our 10,500 acres of vegetable and fruit planting bases collectively produced approximately 63,000 metric tons of vegetables and fruits in 2012, while the remaining 2,000 acres did not commence production in 2012.

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

  Addition of new facilities. During 2012, we completed construction on a cold storage facility and currently, we have a 11,500 metric ton cold storage facility for storing fresh and semi-finished products. As of December 31, 2012, the construction work related to our logistic, trading and testing center and staffs quarters are still in progress, with completion currently anticipated to occur in the middle of 2013. The construction of the mushroom processing plant (Phase 1) is now under its trial run period and we expect to put the processing plant into full production in the second quarter of 2013.

  Further enhance our brand recognition. We have been gaining brand recognition in China, especially in Fujian Province. Our brand “ ” has been awarded “Well-Known Trademark of China” in May 2011. We expect to further enhance our branding through branded counters in supermarkets. We currently have five Yada-branded distribution locations in selected locations throughout China. While we intend to maintain operation of these stores for the foreseeable future, we are no longer planing to open additional Yada-branded distribution locations.

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

  Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (M&A Rule). Under the M&A Rule, it is difficult for a foreign company to acquire a PRC company. Our wholly foreign owned subsidiary Fujian Yada was acquired by Misaky. Fujian Yada and Misaky then became wholly owned subsidiaries of Sino Oriental, which in turn was acquired by Asia Green Agriculture Corporation. A PRC governmental authority may challenge the effect of some or all of these prior acquisitions. Such governmental authority could regard the transactions as affiliated acquisitions and return investment for which approval of MOFCOM and/or CSRC would be required. See “Risk Factors-If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC or other approval is required in connection with the reverse acquisition of Sino Oriental, the reverse acquisition may be unwound, or we may become subject to penalties.”

  PRC Foreign-funded Enterprises Law The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership, and also exerts substantial influence over the manner in which we must conduct our business activities through its regulations regarding land use rights, properties and other matters. Our ability to operate in China may be harmed by changes in its laws and regulations, including with respect to land use rights, property and other matters. For example, government actions in the future could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

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

PRC Land Law

            Under the PRC laws, land in urban districts is owned by the State, land in the rural areas and suburban areas, except otherwise provided for by the State, is collectively owned by the farmers.

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

            Under PRC law, farmers of a rural cooperative or other individuals or organizations desiring to cultivate lands are required to enter into Contracted Farming Agreements (承包合同) with the Villagers' Committees (村委会) or Rural Collective Economic Organizations (村集体经济组织) in order to legally obtain a Rural Land Contracted Operation Right (农村土地承包经营权) for use in crop farming, forestry, animal husbandry and fisheries production under a term of 30 years. They should sign a contract with the correspondent contractor which can be a Villagers' Committee (村委会) or a Rural Collective Economic Organization (村集体经济组织), to define each other's rights and obligations. Farmers who have contracted land for operation are obliged to use the land rationally according to the purposes agreed upon in the contracts. The right of operation of land contracted by contractors shall be protected by law. Within the term of a contract, the adjustment of land contracted by individual contractors should be confirmed by the consent of over two-thirds majority vote of the villagers' congress of a Rural Collective Economic Organization (村集体经济组织) or over two-thirds of villagers' representatives of a Villagers' Committee (村委会) and then be submitted to land administrative departments of the township (town) people's government and county level people's government for approval.

            Because of the lack of a well-developed central filing and registration system of administration and supervision in the PRC rural areas, not many Villagers' Committees or Rural Collective Economic Organizations in practice would formally sign Contracted Farming Agreements when granting Rural Land Contracted Operation Right to farmer-households.

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

  The provincial government in Fujian Province subsidizes certain of our utility costs, including water.

           The elimination of any of these preferential policies or subsidies would increase our operating or tax expenses and impact our profitability.

Our Employees

            As of December 31, 2012, we employed total of 374 full-time employees in the following functions:

Department	Number of Employees
Senior Management	5
Human Resource & Administration	28
Production & Procurement	250
Sales & Marketing	63
Accounting	28
Total	374

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

Our Corporate History and Structure

           We were incorporated in the State of Nevada on May 31, 2008. In 2010, we acquired Sino Oriental, and through that acquisition, acquired Misaky and its operating subsidiary Fujian Yada. Both Sino Oriental and Misaky are intermediate holding companies and have no other significant assets and operations of their own. Fujian Yada was incorporated in China in 2001.

            The following chart reflects our organizational structure as of the date of this report.

Available Information

           We maintain a website at www.fjyada.com.cn. We make available free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

           For additional financial information concerning our business, please see the consolidated financial statements and accompanying notes to the consolidated financial statements included under Item 8 of this report.

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

           In addition, any adverse publicity or negative public perception regarding particular vegetables or fruits that we use as raw materials, our products, our actions relating to our products, or our industry in general could result in a substantial drop in demand for our products. This negative public perception may include publicity regarding the safety or quality of particular vegetables or fruits that we use as raw materials or products in general, of other companies, or of our products specifically. Negative public perception may also arise from regulatory investigations or product liability claims, regardless of whether those investigations involve us or whether any product liability claim is successful against us. We could also suffer losses from a significant product liability judgment against us. Either a significant product recall or a product liability judgment, involving either our company or our competitors, could also result in a loss of consumer confidence in our products or the food category, and an actual or perceived loss of value of our brands, materially impacting consumer demand.

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

           The availability, size, quality and cost of bamboo and other foods that we use as raw materials for the production of our products are subject to risks inherent to farming, such as crop size, quality, and yield fluctuation caused by poor weather and growing conditions, natural disasters, pest and disease problems, and other factors beyond our control. Any such occurrence on or near our planting bases could result in raw material shortages.

           Currently, we source the majority of our food products from farms that we operate. We also acquire some raw materials direct from farmers or from wholesalers. While we believe that we have adequate sources of raw materials and that we in general maintain good supplier relationships, if our food production is disrupted or we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, it will adversely affect our results of operations, financial condition and business prospects.

           Prices for agricultural products vary significantly based upon the available supply of the product, and any shortfall in our own supply, or an abundance of supply from third parties could have a significant impact on our profitability.

           Our fresh products are perishable and must be sold within a specified time following harvest. For source foods that we do not obtain from our own planting bases, the wholesale prices at which we acquire them are determined by the market and may change from time to time. As a result, we are generally required to accept the prevailing market price at the time the product is harvested. We attempt to mitigate this risk through use of our cold storage facilities and expanding the usable life of certain of our products. These steps extend the useful life of our products, but do not eliminate their perishable nature. If we experience a substantial drop in the volume of our raw materials, whether the result of natural conditions or blight, or experience an inability to secure product from third parties, our revenues and profitability would suffer. Conversely, even if we generate significant volume, if demand is weak, or if there is substantial supply, the market price for products may decline and impair our revenues and profitability.

           We benefit from certain preferential tax policies and subsidies for agricultural producers in China; the discontinuation or loss of any of these policies or subsidies would increase our expenses and reduce our profitability.

           The revenues we generate from the sale of certain products that we produce and sell are currently exempt from China's value added tax and enterprise income tax. Pursuant to PRC tax laws and regulations, the proceeds from the sale of processed food products, regardless whether consumed within the PRC or exported overseas, are exempt from VAT. In addition, tax rebates of VAT on purchases are currently offered to all processed food products which are exported overseas. We enjoyed export tax rebates on purchases of $0.8 million and $1.1 million for the fiscal years 2012 and 2011, respectively.

           In addition, we also enjoy full exemption of income tax in respect of revenue generated from our self-produced fresh bamboo shoot products, bamboo wood, fresh vegetables and certain high PH bamboo shoots. We did not pay any income taxes in 2012 or 2011 on revenues from sales of fresh bamboo shoot products, certain high PH bamboo shoots, bamboo wood or fresh fruits and vegetables. This exemption is reviewed on an annual basis and can be eliminated at any time.

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

           Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. We have obtained trademark registrations for a number of our products and brands with the Trademark Bureau of PRC State Administration of Industry and Commerce. In addition, our business depends on acceptance by our independent distributors and consumers of our brand. Although we have made progress towards establishing market recognition for our brands in the Chinese green and organic food products industry, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

           We rely on third-party distributors for a certain portion of our sales, which could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

           We sell products through our own sales force as well as distributors. Our distributor network in China covers over 10 provinces (cities) including Shanghai, Beijing, Tianjin, Shandong, Jiangsu, Zhejiang, Fujian, Hubei, Henan, Guangdong. In some instances we have written agreements with our distributors but they are generally renewable at the beginning of every year. In addition, the written agreements with our significant distributors do not guarantee the level of performance under those agreements, and generally those agreements may be terminated by the respective distributor upon notice of specified period.

           To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include: (i) the level of demand for our brand and products in a particular market (ii) our ability to maintain current distribution relationships or establish and maintain successful relationships with distributors in new geographic areas. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our third party distributors in that particular geographic area, thus limiting our ability to maintain and expand our market, which will likely adversely affect our revenues and financial results.

            Failure to execute our business expansion plan could adversely affect our financial condition and results of operations.

            We plan to increase our business through:

  Expansion of our bamboo forests and planting bases;
  Expansion of sales channels;
  Further enhance our brand recognition;
  Expansion of our processing facilities; and
  Development of new products such as our high PH bamboo shoots.

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

           Our business can be highly seasonal. We generate most of our sales from bamboo shoots. Harvest season for bamboo shoots is from December to April. Accordingly, we have historically generated a substantial portion of our revenues during our first and fourth fiscal quarters. We attempt to mitigate the effect of seasonality by managing our portfolio of products and extending our sales season through additional cold storage facilities and new technologies like our high PH bamboo shoots. Sales in the first and fourth fiscal quarters accounted for approximately 54% of our net sales for the fiscal year ended December 31, 2012, but were 50% of our net sales for the fiscal year ended December 31, 2011. If sales in these quarters are lower than expected, it would have a disproportionately large adverse impact on our annual operating results. Moreover, our sales or results of operations for any particular quarter may not be indicative of the results anticipated in future quarters.

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

           Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Mr. Zhan Youdai, Mr. Zhang He and Mr. Chin Hon Siang Alex. If we lose any of these key employees and are unable to find a qualified replacement in a timely manner, our business will be negatively impacted. In addition, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete the institutional knowledge within our Company.

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

           We augment the direct research and development efforts by our in-house research staff through relationships with several research institutes and universities, specifically Fujian Agriculture and Forestry University, Wuyi University, and Fuzhou University. However, our right to use the intellectual property resulting from such efforts is at times unclear, which could adversely impact us if such intellectual property becomes important to our business. For example, according to the agreement with Fujian Agriculture and Forestry University, the Company and Fujian Agriculture and Forestry University will jointly own the intellectual property rights of any research results developed under the project under this agreement. If we intend to commercialize the research results in mass production, we are required to enter into a separate intellectual property transfer or licensing arrangement. We believe that Fujian Agriculture and Forestry University will transfer or license any intellectual property rights on commercially reasonable terms. However, we cannot assure you that Fujian Agriculture and Forestry University will do so and if it does not, our access to valuable technology may be impeded or made more costly than we expected, which could adversely impact our business.

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

           We have implemented an anticorruption program, which prohibits the offering or giving of anything of value to foreign officials, directly or indirectly, for the purpose of obtaining or retaining business. The anticorruption program also requires that clauses mandating compliance with our policy be included in all contracts with foreign sales agents, sales consultants and distributors and that they certify their compliance with our policy annually. It further requires that all hospitality involving promotion of sales to foreign governments and government-owned or controlled entities be in accordance with specified guidelines. In the meantime, we believe to date we have complied in all material respects with the provisions of the FCPA and Chinese anti-corruption law. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

           As with other independent registered public accounting firms operating in the PRC, the PRC authorities currently do not permit the Public Company Accounting Oversight Board (the “PCAOB”) to inspect our auditor, which may deprive investors of the benefits of PCAOB inspections.

           As an auditor of public companies in the United States and a firm registered with the PCAOB, our independent registered public accounting firm that issues the audit reports included in our annual reports or other reports filed with the SEC is required by the United States law to undergo regular inspections by the PCAOB to assess its compliance with the United States law and professional standards of the PCAOB. Because our auditor is located in Hong Kong, a special administrative region of the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in the PRC, is currently not inspected by the PCAOB.

            Inspections of other firms that the PCAOB has conducted outside of the PRC have identified deficiencies in those firms’ audits and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of independent registered public accounting firms operating in the PRC makes it more difficult to evaluate the effectiveness of our auditor’s audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

           Our failure to comply with existing food safety regulations or to secure renewal of permits could lead to an increase in our costs which we may be unable to pass on to our customers.

           Operators within the PRC organic food processing industry must comply with PRC food hygiene and safety laws and regulations. Those laws and regulations require all enterprises engaged in the production of organic food based products to obtain a hygiene license. They also set out hygiene standards with respect to food and food additives, packaging and containers, labeling on packaging as well as hygiene requirements for food production and facilities as well as equipment used for the transportation and sale of food. Failure to comply with PRC food hygiene and safety laws may result in fines, suspension of operations, loss of hygiene license and, in certain cases, criminal proceedings against an enterprise and its management.

           We operate under various permits and licenses granted by relevant regulatory authorities in the PRC, including, inter alia, the Food Hygiene Licenses (《食品卫生许可证》) and National Industrial Products Manufacturing Licenses (《全国工业品生产许可证》). These permits and licenses are generally valid for fixed periods and are renewable upon expiration. Our business and operations are  subject to periodic checks by the relevant authorities in the PRC to ensure that we comply with the terms and conditions of these various permits and licenses. Any failure to adhere to and maintain adequate health and hygiene standards imposed by the relevant authorities, may lead to the withdrawal, suspension and/or non-renewal of the permits and licenses necessary for our operations, or the imposition of penalties on us.

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

           We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

           In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Yuan Tai Law Offices, our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments is provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

           The regulatory framework in China is rapidly evolving and implementation is not always consistent between jurisdictions; if we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

           Our operations are subject to applicable PRC laws and regulations. However, many PRC laws and regulations are uncertain in their scope, and the implementation of those laws and regulations is inconsistent in different localities. In certain instances, local implementation rules and/or the actual implementation are not consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations.

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

           Approximately 5% of our revenues came from sales to customers in Japan in fiscal 2012. If the Japanese Yen depreciates against the RMB the cost of our products would effectively increase to Japanese customers. Any increase in price could result in decreased sales and profitability for that market, and our profitability and operating results would suffer.

           Restrictions under PRC law on our PRC subsidiary's ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

           Substantially all of our revenues are generated by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

           Under the Enterprise Income Tax law, we may be classified as a "resident enterprise" of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

            Under the Enterprise Income Tax Law or EIT, enterprises established outside the PRC whose "de facto management bodies" are located in the PRC are considered "resident enterprises" and their global income will generally be subject to the uniform 25% enterprise income tax rate. On December 6, 2007, the PRC State Council promulgated the Implementation Regulations on the EIT (the "Implementation Regulations"), which define "de facto management bodies" as bodies that have material and overall management control over the business, personnel, accounts and properties of an enterprise. In addition, a circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a "resident enterprise" with its "de facto management bodies" located within the PRC if the following requirements are satisfied:

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

           If the PRC tax authorities determine that Asia Green Agriculture Corporation is a "resident enterprise" for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on accounts and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules provide that dividends paid to us from our PRC subsidiary would qualify as "tax-exempt income," we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new "resident enterprise" classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of "resident enterprise" treatment for the 2013 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

           If we were treated as a "resident enterprise" by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

           If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC or other approval is required in connection with the acquisition of Sino Oriental, the acquisition may be unwound, or we may become subject to penalties.

           On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company's equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company's securities on an overseas stock exchange. In addition, when an offshore company acquires a PRC domestic company, the offshore company is generally required to pay the acquisition consideration within three months after the issuance of the foreign-invested company license unless certain ratification from the relevant PRC regulatory agency is obtained. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official website procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

           In the opinion of our PRC counsel, Yuan Tai Law Offices, the M&A Rule concerning the CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals should not apply to our reverse acquisition of Sino Oriental because none of Fujian Yada, Sino Oriental and Misaky was a "Special Purpose Vehicle" or an "offshore company controlled by PRC companies or individuals" at the moment of acquisition. However, Mr. Cai Yangbo, the majority owner of Sino Oriental at the time of the acquisition, issued an option agreement to Mr. Zhan Youdai, a PRC individual, to purchase all of Mr. Cai’s equity interest in the Company, and subsequently Mr. Zhan did purchase all of Mr. Cai’s interest in the Company. Should a PRC governmental authority challenge the purpose or effect of the option agreement, the governmental authority could regard the transactions contemplated by the option agreement or otherwise as an affiliated acquisition and return investment for which approval of the Ministry of Commerce, or MOFCOM, would be required. We cannot assure you that we would be able to obtain the approval required from MOFCOM and if the PRC regulatory authorities take the view that the reverse acquisition of Sino Oriental or the acquisition of Fujian Yada by Misaky constitutes a round-trip investment without MOFCOM approval, they could invalidate our acquisition and ownership of Sino Oriental or the prior acquisition of Fujian Yada by Misaky.

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

           In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose vehicle, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings.

           Mr. Zhan Youdai is a citizen of the PRC and was at the time he acquired his interest in the Company from Mr. Cai. We reviewed the issue with legal counsel who advised us that Mr. Zhan’s purchase did not violate Circular 75. However, it is not clear how the relevant governmental authorities will implement Circular 75 in our specific circumstances.

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

           Any disruption in the supply of utilities or an outbreak of fire or other calamities at our production facilities may result in disruption in our production

           The production processes at our facilities are dependent on a continuous supply of utilities such as electricity and water. As all of our production facilities are situated in the PRC, there is a possibility that the PRC authorities may, as a result of a shortage of power, ration the supply of utilities, such as electricity, and require our production facilities to shut down periodically. Any disruption to the supply of electricity and/or water or any outbreak of fire or similar calamities at our production facilities may result in the breakdown of our facilities, such as our cold storage facilities, which will in turn lead to deterioration or loss of our inventories. This could adversely affect our ability to fulfill our sales orders and consequently, our business operations, financial performance and financial position may be adversely affected.

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

           Because of these practical difficulties in the title registration system for farmer-collectively-owned land, none of the rural villages cooperatives that we lease the planting bases and bamboo forests from have the requisite title certificates. Without obtaining the title certificates, it is possible that the title to the land may be challenged. If it is determined that the rural village cooperative that we lease from does not have title to the land, our leases may be invalidated. In some instances, we have sought to mitigate the title risk by obtaining written confirmation of our leases from local forestry, agricultural or state-owned land resources bureaus. However, there is no assurance that the title of these lessors, and consequently our leases, will not be challenged.

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

           Due to the lack of a well-developed central filing and registration system of administration and supervision in the PRC rural areas, not many Villagers' Committees (村委会) or Rural Collective Economic Organizations (村集体经济组织) in practice would formally sign Contracted Farming Agreements when granting Rural Land Contracted Operation Right. We have not obtained the Rural Land Contracted Operation Right Certificate for any of our 24 vegetables and fruit planting bases or the Forest Right Certificate for any of our seven bamboo forest lease agreements. We are not aware of any Land Contacted Operation Right Certificate or Forest Right Certificates issued by the relevant authorities in Songxi County, to evidence the rights of contracted operations for the farmland or forest land. Although we have sought to mitigate such risk by obtaining confirmation letters from the relevant Villagers’ Committees for all the planning bases and bamboo forest leased by our Company confirming that the farmland contract agreements or forest land contract agreements concerned are in compliance with the relevant laws and regulations, and by filling the lease agreements for record with the Agriculture Bureau or Forestry Bureau in Songxi, there is no assurance that such confirmations would not be revoked or otherwise rendered defective in any respect (for further details in relation to the confirmation letters obtained, please refer to the section "Regulation—PRC Land Law").

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

           We hire temporary workers to work in our processing factories on a temporary basis. We also, from time to time, hire farmers to work in our planting bases due to the increased workload during harvesting seasons (collectively referred to as "Temporary Workers"). Prior PRC law was unclear with respect to our obligations to enter into labour contracts with, or pay any social insurance or housing funds for, our Temporary Workers, and historically we did not enter into such contracts or pay social insurance for our Temporary Workers. With the implementation of PRC Labour Contract Laws (中华人民共和国劳动合同法, "PRC Labour Contract Law") which came into effect from January 1, 2008 and the Implementation Regulations for the Labour Contract Laws (中华人民共和国劳动合同法实施条例) which came into effect September 18, 2008, the PRC government has been adopting increasingly stringent supervision standards over the labour market in the PRC, in particular the farmer workers. In view of the new legal environment, beginning February 1, 2006, we appointed a licensed employment service agent, Nanping Labour Dispatch Services Co., Ltd., Songxi Branch (南平市劳务派遣服务有限公司松溪分公司) to hire our Temporary Workers and dispatch such workers to our operating subsidiaries. Under this arrangement, the Temporary Workers are employees of the dispatch agent, and the agent undertakes the legal obligation to enter into labor contracts and to pay the social insurance and/or housing fund for the workers. The agent also confirms to us that it has undertaken all legal obligations as required by, and complied with all compulsory requirements of, applicable PRC labour laws and regulations. Despite the labor arrangement, according to the PRC Labour Contract Law, in the event that the agent violates applicable PRC labor law, resulting in damages to the employees, we may be held liable to compensate the Temporary Worker for such losses. Although we would be entitled to compensation by the agent for such losses, there is no assurance that the compensation we recovered, if any, would be sufficient to cover the losses incurred. We have obtained certain letters issued by the competent labor authorities and housing fund authorities confirming that we have not been penalized by the labor authorities or housing fund authorities.

           In addition, we may be subject to a late charge of 0.2% of the outstanding social insurance contribution per day, a fine ranging from RMB10,000 to RMB50,000 for not attending to housing fund registration, and face proceedings or claims brought by the Temporary Workers, for non-execution of labor contracts and/or non-payment of social insurance or housing fund in respect of the Temporary Workers we hired before September 2008. Due to the nature of our business, these Temporary Workers were employed during our peak harvesting seasons and they were paid on an hourly basis. However, as the turnover of our Temporary Workers was high, with some Temporary Workers working for durations as short as a week, we faced practical difficulties in maintaining a register to estimate and make payment for the amount of outstanding social insurance liability for such Temporary Workers. As a result, we are not able to quantify with certainty our potential liability, if any. To date, we have neither received any verbal or written rectification notice from the labor authority or housing authority nor received any complaints or claims from any of our Temporary Workers regarding these matters. However, we are unable to give any assurance that such administrative penalties will not be imposed on us or such claims will not arise in the future. In the event any claims are brought by the Temporary Workers, we may be required to pay the administrative penalties and compensation and our business operations and financial performance may be adversely affected.

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

           Our reasonable estimation of the potential liability for non-compliance with the PRC Labour Contract Law and its implementing rules as of December 31, 2012 is approximately $2,828,000, which includes the potential liability for non-compliance of the obligations of the social insurance and housing fund for our full-time employees and temporary workers, and reflects our current good faith estimate of the most likely aggregate costs of rectifying our potential non-compliance regarding the Law's obligations. However, our actual liability could be significantly higher.

Risks Related to The Market For Our Stock Generally

            There has been only limited trading activity for our Common Stock.

           While our common stock is qualified for listing on the OTC Bulletin Board, there has been limited trading activity through the date of this report. We cannot provide any assurances as to whether or when an active market will develop for trading in our common stock.

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

           The concentration of ownership of our securities by our controlling stockholder can result in stockholder votes that are not in our best interests or the best interests of our minority stockholders.

           Mr. Zhan Youdai owns approximately 61% of our outstanding voting securities, giving him controlling interest in the Company. Accordingly, Mr. Zhan has substantial control over all strategic and operational aspects of the Company’s business. From time to time, Mr. Zhan’s interests may not align with the interests of our minority stockholders. In addition, this concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

           We have entered into 24 vegetables and fruit planting base lease agreements for planting bases in Fujian Province. The planting base land use agreements generally grant us the right to farm the land for vegetables and fruit for a term of 5 to 30 years. We are in the third to eighth year of our land use agreements. The aggregate rental for the planting basis is approximately $1,640,000, which is generally paid to the rural village cooperative at the end of each year.

           We have entered into 7 bamboo forest land use agreements for forests in Fujian Province. The forest land use agreements grant us the right to harvest bamboo for a term of 20 to 37 years. We are in the third to eighth year of our forest land use agreements. The total annual rental cost of the bamboo forests is approximately $2,311,000 per annum. Generally, we pay the annual rental costs to the village cooperatives at the end of each year.

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

ITEM 4. MINE SAFETY DISCLOSURES

            Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

For the year ended December 31, 2012	High	Low
Fourth Quarter	$0.67	$0.27
Third Quarter	$0.81	$0.58
Second Quarter	$2.30	$0.81
First Quarter	$1.95	$1.59

For the year ended December 31, 2011
Fourth Quarter	$5.00	$1.30
Third Quarter	$4.50	$3.23
Second Quarter	$4.00	$4.00
First Quarter	$4.00	$4.00

Holders of Record

           As of March 1, 2013, 36,823,626 shares of our common stock were issued and outstanding, and held by approximately 535 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

           The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2012 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this report by reference.

Recent Sales of Unregistered Securities

            We did not sell any unregistered shares of our common stock during the year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

            As a smaller reporting company, we are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" below. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. See "Forward-Looking Statements," above.

Overview

           We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. We also sell mature bamboo wood from our forests for use in manufacturing a variety of bamboo products. Bamboo shoot products accounted for approximately 45% of our revenue in 2012, while fresh vegetables and fruit accounted for approximately 31% of revenue, processed vegetables for 6% of revenue, and bamboo wood for 18% of revenue, respectively.

           We have a vertically integrated operation consisting of planting, manufacturing and distribution of final products. We can supply most of our requirements for fresh raw materials from our own land. We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale. Accordingly, our ability to grow is dependent in part on the size of lands we control under lease, and our processing and storage capacity. We are currently experiencing rapid growth in our business and continually seek to procure additional lands for planting. We anticipate making capital expenditures over the next 12 to 24 months to increase our bamboo forest capacity, increase and improve production resources and facilities.

           We conduct our operations in China and sell products in over 10 provinces and administrative regions in China as well as the Japanese market. In 2012, we derived approximately 95% of our revenue in China and approximately 5% in Japan.

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

Recent Developments

           We experienced substantial growth in 2012. Net sales for the year were $126 million, representing an increase of approximately 26% growth over the year ended December 31, 2011. Gross margins for 2012 decreased to 36% from 40% in 2011. Net income for the year was $37.4 million, an increase of $6.2 million or 20%, compared to the fiscal year ended December 31, 2011.

           We continued to invest in our growth during 2012, spending approximately $7.8 million to acquire property, plant and equipment and approximately $39.5 million to acquire land use rights. We completed construction of our 11,500 metric ton cold storage facilities. We also acquired land rights to an additional 22,197 acres of bamboo forest, an increase of 70% over the forest acreage we controlled at December 31, 2011.

           We believe that the investments we made in physical facilities and bamboo forrests in 2012 establish a strong foundation for growth in 2013 and beyond. Our current growth strategy is currently centered on the following initiatives:

  Expand our planting base.
  Further expand our domestic sales and distribution network and enter new markets.
  Increase our processing facilities and cold storage capacity.
  Further enhance our brand recognition.

           We are continuing to invest in new forest and planting bases. The table below summarizes our planting bases as of December 31, 2011 and December 31, 2012.

	December 31, 2011	December 31, 2012
Bamboo forest	31,700 acres (128.29 square kilometers)	53,897 acres (218.11 square kilometers)
Vegetables & Fruits	12,500 acres (50.59 square kilometers)	12,500 acres (50.59 square kilometers)

           We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of internal sales team members, outside sales agents and markets served as of December 31, 2011 and December 31, 2012.

	December 31, 2011	December 31, 2012
Internal Sales Team Members	55	63
Distributors	163	214

           In 2012, we focused on expansion of our sales network in the domestic market. We have no immediate plans to expand our international sales presence beyond Japan.

           We had a 11,500 metric ton cold storage facility as of December 31, 2012 for storing fresh and semi-finished products. As of December 31, 2012, we were engaged construction work related to new logistic, trading and testing center and staff quarters, with completion currently anticipated to occur in the middle of 2013. The construction of the mushroom processing plant (Phase 1) is now under its trial run period and we expect to put the plant in full production in the second quarter of 2013.

            We have been gaining brand recognition in China, especially in Fujian Province. Our brand “” was awarded as a “Well-Known Trademark of China” in May 2011. As of December 31, 2012 we had expanded our sales network to over 800 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

           The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the year			For the year
Item	Ended			Ended
	December 31, 2012			December 31, 2011
(Audited)	(As reported)			(As reported)
	In	As a		In	As a
	Thousands	Percentage		Thousands	Percentage
		Of			of
		Net Sales			Net Sales
Net sales	$125,737	100%		$100,073	100%
Cost of sales	(80,917)	(64%	)	(60,273)	(60%	)
Gross profit	44,820	36%		39,800	40%
Selling and administrative expenses	(5,483)	(5%	)	(7,562)	(8%	)
Operating income	39,337	31%		32,238	32%
Government grant income	271	-		293	-
Other income (loss) – net	144	-		(314)	-
Net finance costs	(1,308)	(1%	)	(720)	(1%	)
Income before income taxes	38,444	30%		31,497	31%
Income taxes	(997)	-		(237)	-
Net income	37,447	30%		31,260	31%

            Net sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the year ended December 31, 2012, our net sales were $125.7 million compared to $100.1 million for the same period of last year, an increase of $25.6 million or approximately 26%. Of such increase, approximately $23.8 million was attributable to increased sales volume of our products and about $3.8 million was due to the appreciation of the RMB against the U.S. dollars. These increases were offset by approximately $2.0 million due to lower average selling prices of our products.

           Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overheads and sales tax. For the year ended December 31, 2012, our cost of sales were approximately $80.9 million compared to approximately $60.3 million for the same period of last year, an increase of approximately $20.6 million or approximately 34%. This increase was primarily due to higher sales volume, as sales increased 26% over the prior year. As a percentage of net sales, the cost of sales increased to approximately 64% for the year ended December 31, 2012 from approximately 60% for the year ended December 31, 2011.

           Gross profit and gross margin. Our gross profit is equal to our net sales less our cost of sales. Our gross profit was approximately $44.8 million for the year ended December 31, 2012, compared to approximately $39.8 million for the same period of last year, an increase of approximately $5.0 million or approximately 13%. Gross profit as a percentage of net sales was approximately 36% and 40% for the two years ended December 31, 2012 and 2011, respectively. The decrease in the gross margin was primarily attributable to a decrease in gross profit margin of high PH bamboo shoots. We had made certain adjustments to our bamboo shoots products in response to the change in customers spending behavior. Nevertheless, the impact of the decrease in the gross margin was partially cushioned by the increase in the sales volume of our processed bamboo shoots with the Fast Moving Consumption Products attributes.

           Selling and administrative expenses. Our selling and administrative expenses decreased by approximately $2.1 million, or approximately 28%, to approximately $5.5 million for the year ended December 31, 2012 from approximately $7.6 million for the year ended December 31, 2011.

           Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses decreased to approximately $1.5 million for the year ended December 31, 2012, compared to approximately $2.2 million for the prior year, a decrease of approximately $0.7 million. As a percentage of net sales, selling expenses for the two years ended December 31, 2012 and 2011 were roughly flat at approximately 2%. The dollar decrease of our selling expenses is primarily attributable to a $0.2 million reduction in transportation costs as a greater number of our customers picked up their goods themselves and a $0.3 million decrease in non-cash compensation expense related employee share options.

           Our administrative expenses include the costs associated with staff and support personnel who manage our business activities, office expenses, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses decreased by approximately $1.4 million, or approximately 26%, to approximately $4.0 million for the year ended December 31, 2012 from approximately $5.4 million for the year ended December 31, 2011. The decrease was mainly attributable to a $1.2 million reduction in non-cash compensation expense related to employee share options.

           Net finance costs. Our net finance costs increased by approximately $0.6 million for the year ended December 31, 2012. The increase was primarily attributable to an increase in bank borrowings to finance the expansion of our operations. As a percentage of net sales, net finance costs for the two years ended December 31, 2012 and 2011 were basically flat at approximately 1%.

           Income taxes. We had income taxes of approximately $1.0 million for the year ended December 31, 2012, as compared to approximately $0.2 million for the year ended December 31, 2011. This was primarily attributable to an increase in our taxable profits, after tax exemption on profits from sales of fresh produce.

           We receive significant tax exemptions and subsidies in connection with our business activities in China. See “Risk Factors—We benefit from certain preferential tax policies and subsidies for agricultural producers in China; the discontinuation or loss of any of these policies or subsidies would increase our tax expenses and reduce our profitability.” For example, in the year ended December 31, 2012, we enjoyed an income tax exemption on profits from fresh produce worth approximately $9.5 million. We cannot assure you that these tax exemptions and grants will continue, and if they do not, our net cash provided by operating activities and net income will be reduced by the value of the benefits lost. Based on our financial performance in prior periods, this decrease would constitute a material adverse effect on our operating results and liquidity and capital resources.

           Net income. Our net income increased by approximately $6.1 million, or approximately 19%, to approximately $37.4 million for the year ended December 31, 2012 from approximately $31.3 million for the year ended December 31, 2011. The main reasons for the growth of our net income were due to the changes in our other key components of results of operations discussed above.

Liquidity

           The following table provides detailed information regarding key balance sheet items and other items affecting our liquidity for the financial statement periods presented in this report.

	Year Ended
	December 31,
	(Audited)
	2012	2011
Cash and cash equivalents	$9.8 million	$12.8 million
Accounts Receivable	32.9 million	24.2 million
Working capital	37.6 million	43.5 million
Days sales outstanding	96	88

           The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,
	(Audited)
	2012	2011
Net cash provided by operating activities	$40,576	$24,593
Net cash used in investing activities	(47,418)	(24,913)
Net cash provided by financing activities	3,665	2,899
Effect of exchange rate on cash and cash equivalents	100	266
Cash and cash equivalents at the beginning of the year	12,833	9,988
Cash and cash equivalents at the end of the year	9,756	12,833

Cash Flows from Operating Activities.

           Net cash provided by operating activities was approximately $40.6 million for the year ended December 31, 2012, an increase of approximately $16.0 million from $24.6 million for the year ended December 31, 2011. The increase of net cash provided by operating activities was primarily attributable to the additional net income generated in the period.

Cash Flows from Investing Activities.

           Net cash used in investing activities for the year ended December 31, 2012 was approximately $47.4 million compared to approximately $24.9 million for the year ended December 31, 2011. During the fiscal year 2012, we invested approximately $7.8 million to acquire property, plant and equipment and approximately $39.5 million to acquire land use rights.

Cash Flows from Financing Activities.

           Net cash provided by financing activities was approximately $3.7 million for the year ended December 31, 2012, compared to approximately $2.9 million for the fiscal year 2011. The net cash provided by financing activities for the fiscal year 2012 was mainly attributable to net proceeds received from secured short term borrowings.

Contractual Obligations and Commitments

           Our short term borrowings consist of secured bank loans under a number of credit facilities with commercial banks in China. The weighted-average interest rate on short-term borrowings as of December 31, 2012 and 2011, were 6.79% and 7.13% respectively. The details of our banking facilities at December 31, 2012 were as follows:

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$14,262,830	$14,260,908	$1,922

     For additional details, please refer to Note 17 to our consolidated financial statements for the two years ended December 31, 2012 and 2011 on page F-28.

     Our operating leases relate to payments for land use rights for our facilities, planting bases and bamboo forests. Our rights to our corporate facilities extend until 2053 to 2055. The rights to our planting basis range from 7 to 30 years and the rights to our bamboo forests generally range from 20 to 37 years. As of December 31, 2012 the future minimum lease payments under non-cancelable operating leases were as follows:

2013	$3,614,983
2014	3,588,978
2015	3,588,978
2016	3,564,441
2017	3,547,820
Thereafter	48,120,403

$66,025,603

           For additional details, please refer to Note 22 to our consolidated financial statements for the two years ended December 31, 2012 and 2011 on page F-30.

Contingent Liabilities

           We have made a provision of approximately $564,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. We believe that the total potential liabilities include cost of rectifying non-compliance of the social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of the housing fund obligations for full-time employees and temporary workers, and may be as much as $2,828,000. See “Risk Factors-We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

           Our capital expenditures were approximately $47.3 million for the year ended December 31, 2012. Our capital expenditures were mainly used to acquire property, plant and equipment ($7.8 million) and land use rights ($39.5 million). We currently estimate that our capital expenditures in fiscal year 2013 will be approximately $15 million, which we intend to use primarily for expansion of bamboo forests, and the construction of our new logistic, trading and testing center and and staff quarters.

Capital Resources

           As of December 31, 2012, we had a minimal amount of unused credit facility that was available to us. We believe that our cash on hand and cash flow from operations will meet our expected capital expenditures and working capital requirements for at least the next 12 months.

           Our cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. No arrangements or commitments for any such financings are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

Critical Accounting Policies

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

           In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase or decrease with our projected demand requirements and market conditions. We estimate the demand requirements based on market conditions, forecasts prepared by our customers, sales contracts and orders in hand.

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

            Revenue recognition

           Revenue from sales of our products, including fresh produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the customer at the time when the products are delivered to our customer with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured. We do not provide our customers with contractual rights of return and post-delivery discount for any of our products, including fresh produce and processed produce. When there is any significant post-delivery performance obligation exists, revenue is recognized only after such obligation is fulfilled. We evaluate the terms of sales agreement with our customer for fresh produce and processed produce in order to determine whether any significant post-delivery performance obligations exists. Currently, the sales under fresh produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations.

           Revenue from sales of our products represents the invoiced value of goods, net of the value-added tax (“VAT”). Our processed produce products that are sold in the PRC are subject to VAT at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid on raw materials, other materials or costs included in the cost of producing our processed produce products.

            Income taxes

           We use the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

           We file separate tax returns in the United States and China. Income taxes of our PRC operating subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Asia Green Agriculture Corporation, applicable U.S. tax laws are followed. We expect that the tax rate of 25% currently applicable to our Fujian Yada operating subsidiaries will remain unchanged in 2013.

           In 2007, China passed the EIT Law and its implementing rules, both of which became effective on January 1, 2008. The EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous law. The EIT Law, however, (i) reduces the statutory rate of enterprise income tax from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria.

           Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries. The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Associated with Doing Business in China — Under the EIT Law, we may be classified as a ‘resident enterprise’ of China.” Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

Recent Accounting Pronouncements

           See Note 3 to our audited consolidated financial statements for the two years ended December 31, 2012 and 2011 beginning on page F-17.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           We maintain disclosure controls and procedures that are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2012, our disclosure controls were effective at that “reasonable assurance” level.

Management’s Annual Report on Internal Control over Financial Reporting

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

           Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

           This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

           No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Internal Controls over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

            None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

           The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

Identification of Executive Officers.

           The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

Compliance with Section 16(a) of the Exchange Act.

           The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

Code of Ethics.

           The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

Audit Committee.

           The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

           The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

           The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements— The financial statements listed below are included under Item 8 of this report:

  Consolidated Statements of Income and Comprehensive Income for the two years ended December 31, 2012 and 2011;
  Consolidated Balance Sheets as of December 31, 2012 and 2011;
  Consolidated Statements of Stockholders’ Equity for the two years ended December 31, 2012 and 2011;
  Consolidated Statements of Cash Flows for the two years ended December 31, 2012 and 2011; and
  Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules— The following financial statement schedules are included under Item 8 of this report:

None.

(3) Exhibits

Exhibit
No.	Document Description	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation of Asia Green Agriculture Corporation.	Filed as Exhibit 3.1 to the registrant’s Form S-1/A filed on March 22, 2011
3.2	Bylaws of SMSA Palestine Acquisition Corp.	Filed as Exhibit 3.5 to the registrant’s Form 10-12G filed on February 12, 2009
4.1	Lock Up Agreement, dated August 20, 2010.	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 25, 2010
4.2	Form of Warrant Agreement, dated August 20, 2010.	Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on August 25, 2010
10.1+	2010 Stock Incentive Plan.	Filed as Exhibit 4.5 to the registrant’s Form S-8 filed on February 18, 2011
10.2+	Employment Agreement dated November 10, 2010 between the Company and Mr. Zhan Youdai	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on November 18, 2012.
10.3+	Employment Agreement dated September 21, 2012 between the Company and Mr. Chin Hon Siang Alex	Filed as Exhibit 10.1 to the registrant’s Form 10-K filed on November 14, 2012.
10.4	English Translation of Contract on Transfer of State-Owned Land for the Company’s corporate headquarters	Filed as Exhibit 10.36 to the registrant’s Form 10-Q filed on November 15, 2010
14	Code of Conduct and Ethics	Filed as Exhibit 14 to the registrant’s Form 10-K filed on March 31, 2011.
21	List of Subsidiaries.	Filed as Exhibit 21 to the registrant’s Form 10-K filed on March 31, 2011.
23.1	Consent of PKF Hong Kong, Certified Public Accountants.	Filed herewith.
24	Power of Attorney.	Incorporated from signature page.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

+ Denotes management contract.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Green Agriculture Corporation
(Registrant)

Date: March 29, 2013	/s/ Zhan Youdai
By: Zhan Youdai
Title : Chief Executive Officer

POWER OF ATTORNEY

           KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Zhan Youdai and Chin Hon Siang Alex, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

s/ ZHAN YOUDAI	Chief Executive Officer, Director and President (Principal Executive Officer)	March 29, 2013
Zhan Youdai

/s/ CHIN HON SIANG ALEX	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2013
Chin Hong Siang Alex

/s/ ZHANG HE	Director	March 29, 2013
Zhang He

/s/ CHENG SING WAI HENRY	Director	March 29, 2013
Cheng Sing Wai Henry

/s/ LUM PAK SUM	Director	March 29, 2013
Lum Pak Sum

/s/ MAK KA WING PATRICK	Director	March 29, 2013
Mak Ka Wing Patrick

ASIA GREEN AGRICULTURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO YEARS ENDED DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Asia Green Agriculture Corporation

We have audited the accompanying consolidated balance sheets of Asia Green Agriculture Corporation and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong, China
March 29, 2013

Asia Green Agriculture Corporation
Consolidated Statements of Income and Comprehensive Income
For the Two Years ended December 31, 2012 and 2011
(Stated in US Dollars)

	Year ended December 31,
	2012	2011

Sales revenue	$125,736,770	$100,073,139
Cost of sales	(80,916,986)	(60,272,618)

Gross profit	44,819,784	39,800,521

Operating expenses
Administrative expenses	4,022,360	5,365,041
Selling expenses	1,460,995	2,197,260
	5,483,355	7,562,301

Income from operations	39,336,429	32,238,220
Government grant income - Note 3	271,047	293,253
Other income (loss) - net - Note 10	143,951	(314,355)
Net finance costs - Note 9	(1,307,785)	(720,412)

Income before income taxes	38,443,642	31,496,706
Income taxes - Note 8	(996,595)	(237,118)

Net income	$37,447,047	$31,259,588

Other comprehensive income
Foreign currency translation adjustments	708,711	2,704,104

Total comprehensive income	$38,155,758	$33,963,692

Earnings per share: basic and diluted - Note 11	$1.017	$0.849

Weighted average number of shares outstanding: basic and diluted	36,823,626	36,823,626

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
Consolidated Balance Sheets
As of December 31, 2012 and 2011
(Stated in US Dollars)

	As of December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$9,756,103	$12,832,811
Restricted cash - Note 4	791,500	1,753,359
Trade receivables, net - Note 5	32,902,687	24,173,794
Held for trading investments - Note 19	81,250	-
Other receivables, prepayments and deposits - Note 6	5,629,404	6,839,970
Inventories - Note 7	18,309,203	20,097,977
Income tax recoverable	-	47,286
Deferred tax assets - Note 8	1,326	337,884

Total current assets	67,471,473	66,083,081
Property, plant and equipment, net - Note 12	23,854,437	16,550,915
Deposits paid - Note 14	48,441,027	14,403,380
Land use rights - Note 13	25,711,762	21,632,405

TOTAL ASSETS	$165,478,699	$118,669,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 4	$7,696,130	$5,714,594
Bills payable - Note 4	1,583,000	1,571,200
Receipts in advance	190,275	31,559
Loans from third parties - Note 18	-	157,120
Other payables and accrued expenses - Note 15	5,387,349	5,285,000
Amounts due to related parties - Note 16	345,054	364,918
Secured short-term borrowings - Note 17	14,260,908	9,415,291
Income tax payable	352,586	-

Total current liabilities	29,815,302	22,539,682
Deferred tax liabilities - Note 8	27,403	28,170

TOTAL LIABILITIES	29,842,705	22,567,852

COMMITMENTS AND CONTINGENCIES - Note 22

Asia Green Agriculture Corporation
Consolidated Balance Sheets (Cont’d)
As of December 31, 2012 and 2011
(Stated in US Dollars)

	As of December 31,
	2012	2011
STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares as of December 31, 2012 and 2011; none issued and outstanding Common stock: par value $0.001 per share; authorized 200,000,000 shares as of December 31, 2012 and 2011; 36,823,626 shares issued and outstanding as of December 31, 2012 and 2011	36,824	36,824
Additional paid-in capital	21,854,465	20,476,158
Statutory reserve - Note 21	9,611,614	7,013,087
Other surplus reserve - Note 21	8,308,154	3,792,069
Accumulated other comprehensive income	5,777,443	5,068,732
Retained earnings	90,047,494	59,715,059

TOTAL STOCKHOLDERS’ EQUITY	135,635,994	96,101,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,478,699	$118,669,781

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

						Accumulated
			Additional		Other	other
	Common stock		paid-in	Statutory	surplus	comprehensive	Retained
	No. of shares	Amount	capital	Reserve	reserve	income	earnings	Total

Balance, January 1, 2011	36,823,626	$36,824	$17,585,816	$4,572,033	$-	$2,364,628	$34,688,594	$59,247,895

Foreign currency translation adjustments	-	-	-	-	-	2,704,104	-	2,704,104
Net income	-	-	-	-	-	-	31,259,588	31,259,588
Appropriation to statutory reserve	-	-	-	2,441,054	-	-	(2,441,054)	-
Appropriation to other surplus reserve	-	-	-	-	3,792,069	-	(3,792,069)	-
Share-based compensation - Note 23	-	-	2,890,342	-	-	-	-	2,890,342

Balance, December 31, 2011	36,823,626	$36,824	$20,476,158	$7,013,087	$3,792,069	$5,068,732	$59,715,059	$96,101,929

Foreign currency translation adjustments	-	-	-	-	-	708,711	-	708,711
Net income	-	-	-	-	-	-	37,447,047	37,447,047
Appropriation to statutory reserve	-	-	-	2,598,527	-	-	(2,598,527)	-
Appropriation to other surplus reserve	-	-	-	-	4,516,085	-	(4,516,085)	-
Share-based compensation - Note 23	-	-	1,378,307	-	-	-	-	1,378,307

Balance, December 31, 2012	36,823,626	$36,824	$21,854,465	$9,611,614	$8,308,154	$5,777,443	$90,047,494	$135,635,994

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
Consolidated Statements of Cash Flows
For the Two Years ended December 31, 2012 and 2011
(Stated in US Dollars)

	Year ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$37,447,047	$31,259,588
Adjustments to reconcile net income to net cash provided by operating activities :-
Depreciation and amortization	1,703,010	1,245,399
Loss on disposal of property, plant and equipment	5,359	18,589
Deferred taxes	338,655	36,952
Unrealized loss of foreign exchange forward contracts	-	187,370
Realized and unrealized gain on held for trading investments	(2,295)	-
Provision for (reversal of) obsolete inventories	3,092	(9,129)
Provision for doubtful debts	231,232	563,848
Share-based compensation	1,378,307	2,890,342
Changes in operating assets and liabilities :-
Trade receivables	(8,762,067)	(2,950,253)
Other receivables, prepayments and deposits	2,913,649	(2,657,580)
Inventories	1,783,503	(4,065,064)
Trade payables	1,938,482	505,695
Restricted cash held as collateral for foreign exchange forward contracts	1,293,288	(570,097)
Receipts in advance	159,486	(149,069)
Other payables and accrued expenses	(255,503)	(1,693,785)
Income tax payable	400,634	(20,300)

Net cash flows provided by operating activities	40,575,879	24,592,506

Cash flows from investing activities
Payments to acquire and deposit for acquisition of property, plant and equipment	(7,842,139)	(4,805,202)
Proceeds from disposal of property, plant and equipment	19,390	315
Payments to acquire and deposit for acquisition of land use rights	(39,516,666)	(20,108,103)
Payments to acquire held for trading investments	(871,915)	-
Proceeds from disposal of held for trading investments	792,845	-

Net cash flows used in investing activities	(47,418,485)	(24,912,990)

Asia Green Agriculture Corporation
Consolidated Statements of Cash Flows (Cont’d)
For the Two Years ended December 31, 2012 and 2011
(Stated in US Dollars)

	Year ended December 31,
	2012	2011
Cash flows from financing activities
Proceeds from secured borrowings	26,177,328	14,490,829
Repayments of secured borrowings	(21,371,190)	(11,626,536)
Decrease in loans from third parties	(158,530)	-
Increase in restricted cash held as collateral for bills payable	(326,410)	(203,747)
Increase in bills payable	-	679,156
Repayments to related parties	(655,738)	(441,129)

Net cash flows provided by financing activities	3,665,460	2,898,573

Effect of foreign currency translation on cash and cash equivalents	100,438	266,300

Net (decrease) increase in cash and cash equivalents	(3,076,708)	2,844,389
Cash and cash equivalents - beginning of year	12,832,811	9,988,422

Cash and cash equivalents - end of year	$9,756,103	$12,832,811

Supplemental disclosures for cash flow information
Cash paid for :-
Interest	$1,076,657	$641,825
Income taxes	$257,594	$220,533

Non-cash operating and investing activities :-
Transfer of withholding tax payable to amount due to related parties - Note 15(b)	$630,040	$-

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information and general

Asia Green Agriculture Corporation (the "Company") was organized on May 21, 2008 as a Nevada corporation.

Following the completion of a reverse takeover transaction on August 20, 2010, the Company commenced to be engaged in the production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

The Company wholly owns the following subsidiaries and their principal businesses are as follows :-

	(i)	Misaky Industrial Limited ("Misaky") was incorporated in Hong Kong which principal business is an investment holding.

	(ii)	Sino Oriental Agriculture Group Limited ("Sino Oriental") was incorporated in the British Virgin Islands (the "BVI") which principal business is an investment holding.

(iii)

Fujian Yada was established in the Peoples Republic of China (the "PRC") which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(iv)

Fujian Yaxin Food Co., Ltd. ("Yaxin") was established in the PRC which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(v)	Fujian Shengda Import & Export Trading Co., Ltd. ("Shengda") was established in the PRC which principal business is trading of agricultural products to oversea customers.

(vi)

Fujian Xinda Food Co., Ltd. ("Xinda") was established in the PRC which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(vii)	Shanghai Yada Green Food Co., Ltd. ("Shanghai Yada") was established in the PRC which principal businesses are trading and marketing of food products.

	(viii)	Fuzhou Yada Green Food Co., Ltd. ("Fuzhou Yada") was established in the PRC which principal businesses are trading and marketing of food products.

	(ix)	Shixing Yada Forestry Development Co., Ltd. ("Shixing Yada") was established in the PRC which principal businesses are production and marketing of bamboo related products.

	(x)	Yudu Yada Forestry Co., Ltd. ("Yudu Yada") was established in the PRC which principal businesses are production and marketing of bamboo related products.

(xi)

Jianyang Yaxin Agriculture and Forestry Development Co., Ltd. ("Jianyang Yaxin") was established in the PRC which principal businesses are production and marketing of fresh produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(xii)	Fujian Sanda E-business Co., Ltd. ("Sanda E-business") was established in the PRC which principal businesses are retailing of packaged foods.

	(xiii)	Fujian Yada E-business Co., Ltd. ("Yada E-business") was established in the PRC which principal businesses are retailing of packaged foods.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Reorganization

To rationalize the group structure, the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda reorganized their group structure (the “Reorganization”) as follows :-

(i)

Fujian Yada entered into two separate agreements with Mr. Zhan Youdai (“Mr. Zhan”) to acquire Mr. Zhan’s 90% and 10% equity interest in Yaxin on April 10, 2008 and October 26, 2009 respectively at cash considerations of RMB9,000,000 (equivalent to $1,320,300) and RMB1,000,000 (equivalent to $146,700) respectively, equivalent to the paid up capital of Yaxin.

(ii)

Fujian Yada entered into two separate agreements with Mr. Zhan and his spouse, Madam Liufeng Zhou (“Madam Zhou”) to acquire their 100% equity interest in Shengda on April 8, 2008 and October 26, 2009 respectively at cash considerations of RMB4,500,000 (equivalent to $660,150) and RMB500,000 (equivalent to $73,350), equivalent to the paid up capital of Shengda.

(iii)

On March 23, 2008, Fujian Yada entered into an agreement with Mr. Zhan and Madam Zhou to acquire their 95% equity interest of Xinda at a cash consideration of RMB475,000 (equivalent to $69,683), equivalent to the then Xinda’s 95% paid up capital of RMB500,000. On October 26, 2009, the Company acquired their remaining 5% equity interest of Xinda at a cash consideration of RMB250,000 (equivalent to $36,675), equivalent to the then Xinda’s 5% paid up capital of RMB5,000,000.

(iv)

On April 13, 2010, Mr. Zhan and Madam Zhou entered into an agreement with Misaky, a limited liability company incorporated in Hong Kong, pursuant to which Misaky agreed to acquire their 100% equity interest in the Fujian Yada at a cash consideration of RMB31,157,000. The transaction was completed on May 26, 2010.

(v)

On July 2, 2010, the shareholder of Misaky, Mr. Cai Yangbo (“Mr. Cai”), entered into an agreement with Sino Oriental, pursuant to which Sino Oriental agreed to acquire 100% equity interest in Misaky at a cash consideration of HK$3,001, equivalent to the issued and paid up share capital of Misaky.

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

The aggregate cash consideration of $2,306,858 paid to Mr. Zhan and Madam Zhou stated in Notes 2 (i), (ii) and (iii) was recorded as deemed distributions of $2,050,133 in 2008 and $256,725 in 2009 in connection with these transactions. Upon the completion of Reorganization on August 20, 2010, Fujian Yada, Yaxin, Shengda and Xinda became the wholly owned subsidiaries of the Company.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies

Basis of consolidation and presentation

Before and immediately after the completion of Reorganization, the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda are under the common control of Mr. Zhan and Madam Zhou. Accordingly, accounting for recapitalization is adopted for the preparation of consolidated financial statements to present the combined results of operations and financial position of the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda as if the current group structure, which means that Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda are wholly owned subsidiaries of the Company, had been in existence at the beginning of the reporting period. The 29,214,043 shares (as adjusted for the Forward Stock Split) of the Company's common stock issued for reverse takeover are deemed the opening common stock since January 1, 2009 to reflect the recapitalization.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of December 31, 2012 and 2011, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of December 31, 2012 and 2011, the Company did not have any balance of gross trade receivables due from individual customer that represented 10% or more of the Company's gross trade receivables.

During the two years ended December 2012 and 2011, the Company did not have sales to any individual customer that represented 10% or more of the Company's consolidated sales.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2012 and 2011, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States Dollars and Japanese Yen ("JPY").

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont'd)

Restricted cash

Deposits in banks pledged as securities for bills payable (Note 4) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful debts

The Company establishes an allowance for doubtful accounts based on management's assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company's reserve requirements generally increase or decrease with its projected demand requirements and market conditions. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

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

Depreciation is provided on the straight-line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment. The principal useful lives and residual value are as follows :-

	Estimated useful lives	Residual value

Buildings	30 years	5%
Plant and machinery	5 - 10 years	5%
Motor vehicles	5 years	5%
Electronic equipment	5 years	5%
Leasehold improvements	Over lease term	-

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

Capitalized interest

The interest cost associated with the major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially completed or development activity is suspended for more than a brief period.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont'd)

Revenue recognition

Revenue from sales of the Company's products, including fresh produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured. The Company does not provide its customers with contractual rights of return and post-delivery discount for any of its products, including fresh produce and processed produce. When there is any significant post-delivery performance obligations exists, revenue is recognized only after such obligations are fulfilled. The Company evaluates the terms of sales agreement with its customer for fresh produce and processed produce in order to determine whether any significant post-delivery performance obligations exists. Currently, the sales under fresh produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations to the Company.

Revenue from sales of the Company's products represents the invoiced value of goods, net of the value-added tax ("VAT"). The Company's processed produce products that are sold in the PRC are subject to VAT at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials, other materials or costs included in the cost of producing the Company's processed produce products.

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

Government grants of $Nil and $26,355 were offset against the finance costs for the two years ended December 31, 2012 and 2011, respectively. In addition, for the two years ended December 31, 2012 and 2011, the Company recorded government grants income of $271,047 and $293,253 respectively, for government grants received as compensation for the finance costs already incurred in the prior period.

During the year ended December 31, 2012, the Company received government grants of $194,709 for the construction of factory buildings and such government grants were included in the construction in progress.

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

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont'd)

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

Advertising expenses amounting to $271,548 and $260,522 for the two years ended December 31, 2012 and 2011 respectively are included in selling expenses.

Transportation expenses amounting to $541,064 and $789,208 for the two years ended December 31, 2012 and 2011 respectively are included in selling expenses.

No material research and development expenses were incurred for the two years ended December 31, 2012 and 2011.

Dividends

Dividends are recorded in the Company's financial statements in the period in which they are declared.

Comprehensive income

The Company has adopted ASC 220, "Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2012 and 2011, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is Renminbi ("RMB") and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company that are prepared using the functional currency have been translated into United States dollars ("US dollars"). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholder's equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity. The exchange rates in effect at December 31, 2012 and 2011 were RMB1 for $0.1583 and $0.1571 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont'd)

Investments

The Company records its investments in accordance with ASC 320 "Investments-Debt and Equity Securities". As of December 31, 2012, the Company has classified its portfolio as held for trading investments. These investments are recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in the consolidated statement of income and comprehensive income. As of December 31, 2012, the carrying amounts of the investments approximated their fair market values, and are classified as Level 1 assets as defined by ASC 820, see the paragraph "Fair value measurements".

Fair value of financial instruments

The Company adopted ASC 820 on January 1, 2008. The adoption of ASC 820 did not materially impact the Company's financial position, results of operations or cash flows.

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates.

The fair values of secured borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Derivative financial instruments

The Company accounts for derivative financial instruments in accordance with ASC 815 "Derivatives and Hedging". The topic requires the Company to recognize the value of derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.

The Company entered into foreign currency forward exchange contracts ("foreign exchange forward contracts") to manage its exposure to the foreign currency exchange risk related to the trade receivable denominated in Japanese Yen ("JPY"). The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In accordance with US GAAP, the foreign exchange forward contracts are considered as "derivatives not designated as hedging instruments". Therefore, the foreign exchange forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of income and comprehensive income within "other income (loss) - net" in the period in which they occur. As of December 31, 2012 and 2011, the Company had outstanding foreign exchange forward contracts to sell totaling JPYnil and JPY677,000,000 respectively with maturities of less than one year.

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

The following items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements were based on the use of Level 1 inputs as of December 31, 2012 and 2011 :-

	Total fair value measurement
	as of December 31,
	2012	2011

Held for trading investment	$81,250	$-

	Included in the following
	items of consolidated
	statements of income	Year ended
	and comprehensive income	December 31,
		2012	2011

Realized and unrealized gain recorded - held for trading investments	Other income (loss) - net	2,295	$-

The Company measures the fair value of held for trading investments by obtaining the quoted price in active markets. There were no changes in valuation techniques during the two years ended December 31, 2012 and 2011.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Fair value measurements (Cont’d)

The following items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements were based on the use of Level 2 inputs as of December 31, 2012 and 2011 :-

	Included in the following
	items of consolidated	Total fair value measurement
	balance sheets	as of December 31,
		2012	2011

Derivative financial liabilities - foreign exchange forward contracts	Other payables and accrued expenses	$-	$909,529

	Included in the following
	items of consolidated
	statements of income and	Year ended
	comprehensive income	December 31,
		2012	2011

Realized gain (loss) recorded - foreign exchange forward contracts	Other income (loss) - net	$371,397	$(28,418)
Unrealized loss recorded - foreign exchange forward contracts	Other income (loss) - net	-	(187,370)

Total gain (loss) recorded		$371,397	$(215,788)

The Company estimates the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the two years ended December 31, 2012 and 2011.

Recently issued accounting pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU update did not have material impact on the Company's consolidated financial statements.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont'd)

Recently issued accounting pronouncements (Cont'd)

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU update did not have material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". In this ASU updated, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The adoption of this ASU update did not have material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350)". The amendments in this Update permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this ASU update did not have material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, "Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 –80)". The amendments in this Update will require additional disclosures about an employer's participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of this ASU update did not have material impact on the Company's consolidated financial statements.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont'd)

Recently issued accounting pronouncements (Cont'd)

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210)". The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This includes the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU update has no material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220)". The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income", to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. The adoption of this ASU update did not have material impact on the Company's consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is evaluating the impact of this ASU update and does not expect its adoption to have a significant impact on the Company's consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements". The amendments in this Update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this Update will be effective for fiscal periods beginning after December 15, 2012. The Company is evaluating the impact of this ASU update and does not expect its adoption to have a significant impact on the Company's consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210)". The objective of this Update is to clarify that the scope of Accounting Standards Update No. 2011-11, "Disclosures about Offsetting Assets and Liabilities", would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. ASU 2013-01 should be applied retrospectively for all prior periods presented. The Company is evaluating the impact of this ASU update and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont'd)

Recently issued accounting pronouncements (Cont'd)

In February 2013, the FASB issued ASU 2013-02, "Other Comprehensive Income (Topic 220)". The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments are effective for annual periods beginning after December 15, 2012. Early adoption is permitted. The Company is evaluating the impact of this ASU update and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-03, "Financial Instruments (Topic 825)". The amendments in the Update clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. ASU 2013-03 is effective upon its issuance. The Company is evaluating the impact of this ASU update and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405)". The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. ASU 2013-04 should be applied retrospectively for all prior periods presented. The Company is evaluating the impact of this ASU update and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830)". The amendments in this Update resolve the diversity in practice about whether Subtopic 810-10, "Consolidation - Overall", or Subtopic 830-30, "Foreign Currency Matters - Translation of Financial Statements", applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments are effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. The Company is evaluating the impact of this ASU update and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Restricted cash, bills payable and trade payables

	As of December 31,
	2012	2011

Bank deposits held as collateral for foreign exchange forward contracts - Note (a)	$-	$1,281,999
Bank deposits held as collateral for bills payable - Note (b)	791,500	471,360

	$791,500	$1,753,359

(a)

When the Company enters into foreign exchange forward contracts with the bank, it is required to place deposits with reference to the nominal amounts. These deposits will be used to settle loss on the foreign exchange forward contracts or return to the Company at the earlier of maturity date or exercise date.

(b)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% (2011: 30% - 40%) of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

(c)	Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

5.	Trade receivables, net

	As of December 31,
	2012	2011

Trade receivables	$32,902,687	$24,173,810
Less : Allowance for doubtful accounts	-	(16)

Balance at end of period	$32,902,687	$24,173,794

Trade receivables with carrying value of $1,593,782 and $271,185 as of December 31, 2012 and 2011 respectively were pledged as collaterals under certain loan agreements (Note 17).

An analysis of the allowance for doubtful accounts is as follows :-

	As of December 31,
	2012	2011

Balance at beginning of the period	$16	$59,620
Provision for doubtful debts	231,232	563,848
Bad debts written off against trade receivables	(231,247)	(628,400)
Translation adjustments	(1)	4,948

	$-	$16

Provision for doubtful debts of $231,232 and $563,848 were charged to other income (loss) - net for the two years ended December 31, 2012 and 2011 respectively.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits

	As of December 31,
	2012	2011

Prepayments*	$4,465,025	$5,461,498
Deposits	1,155,005	877,673
Other receivables	9,374	500,799

	$5,629,404	$6,839,970

* Represents primarily prepayment for the production of fresh produce which are expected to be recorded as cost of sales upon harvest within one year.

7.	Inventories

	As of December 31,
	2012	2011

Raw materials and packaging materials	$720,752	$659,863
Bamboo and other growing crops	14,775,986	15,928,758
Finished goods	2,817,769	3,511,319

	18,314,507	20,099,940
Less: Provision for obsolete inventories	(5,304)	(1,963)

	$18,309,203	$20,097,977

As of December 31, 2012 and 2011, the inventories with carrying amounts of $419,743 and $617,711 respectively were pledged as collateral under certain loan agreements (Note 17).

Provision for (reversal of) obsolete inventories of $3,092 and $(9,129) were charged to cost of sales for the two years ended December 31, 2012 and 2011 respectively.

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

The components of income tax expense are as follows :-

	Year ended December 31,
	2012	2011

Current taxes - PRC	$657,940	$200,166
Deferred taxes - PRC	338,655	36,952

	$996,595	$237,118

The effective income tax expense differs from the PRC statutory income tax rate of 25% for the two years ended December 31, 2012 and 2011 in the PRC as follows :-

	Year ended December 31,
	2012	2011

Provision for income taxes at PRC statutory EIT rate	$9,610,911	$7,874,177
Non-taxable profits generated from fresh and processed produce	(9,526,950)	(8,385,504)
Non-taxable items for tax	(65,964)	(399,467)
Non-deductible items for tax	978,598	1,147,912

Income tax expense	$996,595	$237,118

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new EIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the EIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of December 31, 2012.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income taxes (Cont’d)

The details of current deferred tax assets as of December 31, 2012 and 2011 are as follows :-

	As of December 31,
	2012	2011

Fair value of foreign exchange forward contracts	$-	$227,382
Tax losses	-	110,007
Others	1,326	495

	$1,326	$337,884

The details of non-current deferred tax liabilities as of December 31, 2012 and 2011 are as follows :-

	As of December 31,
	2012	2011

Capitalized interests included in property, plant and equipment	$27,403	$28,170

9.	Net finance costs

	Year ended December 31,
	2012	2011

Total interest cost incurred	$1,117,599	$668,180
Less: Interest income	(73,016)	(26,266)
Government grants recognized	-	(26,355)

Net interest cost	1,044,583	615,559
Other finance costs	263,202	104,853

	$1,307,785	$720,412

10.	Other income (loss), net

	Year ended December 31,
	2012	2011

Provision for doubtful debts	$(231,232)	$(563,848)
Gain (loss) on foreign exchange forward contracts	371,397	(215,788)
Realized and unrealized gain on held for trading investments	2,295	-
Recovery of bad debts	-	300,032
Other income	1,491	165,249

Net	$143,951	$(314,355)

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

11.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share as their effect is anti-dilutive. The anti-dilutive instruments including 1,359,113 warrants and 2,725,013 share options were excluded from the calculation of earnings per share for the year ended December 31, 2012. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the reorganization of stockholders’ equity as if the Reorganization occurred as of the beginning of the first period presented and has been adjusted to reflect the Forward Stock Split effected on January 18, 2011.

12.	Property, plant and equipment, net

	As of December 31,
	2012	2011
Cost :-
Buildings	$11,187,653	$10,756,752
Plant and machinery	3,207,648	2,485,444
Motor vehicles	217,034	204,658
Electronic equipment	192,907	159,315
Leasehold improvements	-	39,689

	14,805,242	13,645,858
Accumulated depreciation	(3,374,254)	(2,661,418)
Construction in progress	12,423,449	5,566,475

Net	$23,854,437	$16,550,915

(i)	During the reporting periods, depreciation charge is included in :-

	Year ended December 31,
	2012	2011

Cost of sales and overheads of inventories	$692,403	$486,155
Selling expenses	5,084	1,999
Administrative expenses	69,848	45,389

	$767,335	$533,543

As of December 31, 2012 and 2011, buildings and plant and machinery with carrying amount of $7,894,166 and $8,030,558 were pledged as collaterals under certain loan and bills payable arrangements, respectively (Note 17).

During the year ended December 31, 2012, property, plant and equipment with net book value of $24,749 were disposed of at a consideration of $19,390, resulting a loss of $5,359.

During the year ended December 31, 2011, property, plant and equipment with net book value of $18,904 were disposed of at a consideration of $315, resulting a loss of $18,589.

Capitalized interest for the two years ended December 31, 2012 and 2011 was immaterial.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

12.	Property, plant and equipment, net (Cont’d)

(ii) Construction in progress :-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

13.	Land use rights

	As of December 31,
	2012	2011
Land use rights :-
- for office premises, production facilities and warehouse	$2,197,465	$2,181,085
- for growing and plantation	25,277,499	20,402,893
Accumulated amortization	(1,763,202)	(951,573)

	$25,711,762	$21,632,405

(a)

The Company obtained the right from the relevant PRC land authority for a period of 40-50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

(b)

The Company obtained several rights from the relevant PRC local rural village cooperatives for period ranged from 20-37 years (2011: 20-37 years) to use the land for growing and plantation purpose for producing the Company’s fresh produce.

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

Owing to some administrative difficulties in transferring the Forestry Right Certificate to Fujian Yada, on March 6, 2012, Fujian Yada entered into a separate agreement with the Seller to i) dispose the land use right at an amount equivalent to the original acquisition cost paid; and ii) lease the land use right, with cancelable lease terms given one year notice from either party, up to August 29, 2030 from the Seller at annual rental of RMB1,040,000 which was retrospectively applied on August 30, 2010. In accordance with the terms of agreement, the consideration is satisfied by i) transferring RMB1,560,000 to rental deposits; ii) transferring RMB3,120,000 to prepayment of rental for 3 years; and iii) cash for the remaining amount of RMB5,720,000 (equivalent to $905,476 as of December 31, 2012) was received during the year ended December 31, 2012.

(c)

During the two years ended December 31, 2012 and 2011, amortization amounted to $935,675 and $711,856 respectively. The estimated amortization expense for each of the five succeeding years is approximately $922,000 each year.

(d)	As of December 31, 2012 and 2011, land use rights with carrying amounts of $3,670,501 and $734,446 were pledged as collateral under certain loan arrangements (Note 17).

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

14.	Deposits paid

	As of December 31,
	2012	2011
Deposits paid for :
- acquisition of land use rights	$47,363,613	$14,151,988
- acquisition of property, plant and equipment	1,077,414	251,392

	$48,441,027	$14,403,380

15.	Other payables and accrued expenses

	As of December 31,
	2012	2011

Withholding tax payable - Note 15(b)	$-	$628,480
Pension payable - Note 15(a)	563,562	559,360
Derivative financial liabilities - foreign exchange forward contracts - Note 3	-	909,529
VAT payable	2,068,234	1,660,217
Salaries payable	329,906	308,830
Accrued audit fee	205,790	219,968
Liquidated damage payable - Note 22	443,686	443,686
Interest payable	87,655	46,490
Construction cost payable	951,270	-
Other payables	737,246	508,440

	$5,387,349	$5,285,000

(a)

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

(b)

On March 21, 2009, Fujian Yada declared a dividend of RMB20,000,000, of which RMB16,000,000 (equivalent to $2,347,200 as of March 21, 2009) was transferred to amounts due to related parties in accordance with a loan agreement entered into between Mr. Zhan, Madam Liufeng Zhou, Mr. Zhan’s spouse, and the Company. The remaining balance of RMB4,000,000 (equivalent to $633,200 as of December 31, 2012), representing withholding tax payable on dividend declared in accordance with PRC Tax Law, was included in other payables and accrued expenses.

On March 19, 2012, Fujian Yada received a certificate from Songxi State Tax Bureau, that the withholding tax payable on the dividend declared was exempted. Accordingly the remaining balance of RMB4,000,000 (equivalent to $630,040 as of March 19, 2012) was transferred to amounts due to related parties during the year ended December 31, 2012.

16.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Madam Zhou, and are interest-free, unsecured and repayable on demand.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

17.	Secured borrowings

	As of December 31,
	2012	2011

Secured short-term borrowings	$14,260,908	$9,415,291

The weighted-average interest rate on short-term borrowings as of December 31, 2012 and 2011, were 6.79% and 7.13% respectively.

The details of the Company’s banking facilities as of December 31, 2012 were as follows :-

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$14,262,830	$14,260,908	$1,922

The secured borrowings were secured as follows :-

(i)	The Company’s assets with following carrying values :-

	As of December 31,
	2012	2011

Property, plant and equipment (Note 12)	$7,894,166	$8,030,558
Trade receivables (Note 5)	1,593,782	271,185
Land use rights (Note 13)	3,670,501	734,446
Inventories (Note 7)	419,743	617,711

	$13,578,192	$9,653,900

(ii)	Guarantees executed by third parties;
(iii)	Guarantees executed by Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse; and
(iv)	Guarantees executed by certain staff of the Company.

As of December 31, 2012, Fujian Yada’s secured short-term borrowings of $7,994,150 are subject to the fulfillment of certain financial covenants at any time as follows :-

(i)	To maintain a minimum current ratio of 1.0;
(ii)	To maintain a minimum quick ratio of 0.5; and
(iii)	To maintain a maximum debt to asset ratio of 60%.

As of December 31, 2012, Shixing Yada’s secured short-term borrowings of $1,741,300 are subject to the fulfillment of certain financial covenants at any time as follows :-

(i)	To maintain a maximum debt to asset ratio (excluding inter-group balances) of 50%;
(ii)	To maintain the sales revenue and gross profit which should not be lower than prior year; and
(iii)	To maintain a positive cash flow from operating activities.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

17.	Secured borrowings (Cont’d)

If Fujian Yada and Shixing Yada were to breach the covenants, the secured short-term borrowings would become payable on demand. Fujian Yada and Shixing Yada regularly monitor the compliance with these financial covenants.

In the opinion of the Board of Directors, none of the above covenants, relating to secured short-term borrowings had been breached as of December 31, 2012.

18.	Loans from third parties

	As of December 31,
	2012	2011

Non-interest bearing	$-	$157,120

All the loans from third parties are unsecured and repayable on demand.

19.	Held for trading investments

As of December 31, 2012, the Company held the investment classified as held for trading.

	Total fair value measurement
	as of December 31,
	2012	2011

Acquisitions of held for trading investments	$871,915	$-
Disposal of held for trading investment	(792,650)	-
	79,265	-
Unrealized gain of held for trading investments	2,100	-
Effect of foreign currency translation	(115)	-
	$81,250	$-

Held for trading investments represented the Company’s investments in unit trust offered by a PRC financial institution or a PRC recognized asset management company. The Company could call the redemption of investments and receive the redemption price based on the rate of return as announced by the financial institution and the asset management company.

During the year ended December 31, 2012, held for trading investment with carrying amount of $792,650 was disposed of at a consideration of $792,845, resulting a realized gain of $195.

During the year ended December 31, 2011, the Company did not purchase any held for trading investments.

20.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $73,327 and $61,870 for the two years ended December 31, 2012 and 2011 respectively.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

21.	Reserves

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

22.	Commitments and contingencies

Capital commitment

As of December 31, 2012 and 2011, the Company had capital commitments as follows :-

	As of December 31,
	2012	2011

Construction of new building facilities	$2,386,861	$5,990,221
Acquisition of land use rights	11,047,662	6,757,463

	$13,434,523	$12,747,684

Operating lease commitment

The Company leases certain land use rights under operating leases. As of December 31, 2012 the future minimum lease payments under non-cancelable operating leases were as follows :-

2013	$3,614,983
2014	3,588,978
2015	3,588,978
2016	3,564,441
2017	3,547,820
Thereafter	48,120,403

$66,025,603

Rental expense for operating leases amounted to $3,639,866 and $3,425,382 for the two years ended December 31, 2012 and 2011, respectively, were recorded in cost of sales and inventories.

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

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 0.5% per month of the aggregated amount invested by such investors in the private placement until the registration statement has been filed and/or declared effective, but the maximum amount of liquidated damages is capped at 6% on aggregated amount invested by such investors. In accordance with ASC 450 “Contingencies”, the Company records a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. The Registration Statement was not declared effective until July 15, 2011 and the provision of liquidated damages was made in an amount of $443,686 as of December 31, 2012. Liquidated damages of $Nil and $266,179 were charged to administrative expenses for the two years ended December 31, 2012 and 2011 respectively.

23.	Share based compensation

The Company granted share options and warrants to employees, directors and consultants to reward them for services rendered.

Stock option plan

Under the stock option plan adopted by the Company in 2010, 3,093,258 share options with an exercisable period of up to 10 years were granted to management and employees of the Company on February 14, 2011, of which 184,123 share options vested on March 18, 2011 with an exercise price of $3.94, 184,122 share options are vested on March 18, 2012 with an exercise price equal to 125% of the market price (“125% Market Price Share Options”) of the Company’s common stock on that vesting date (market price as of March 19, 2012 was $1.59), 908,335 share options vested on February 14, 2012 and 1,816,678 share options are vesting in equal amounts on the first day of each quarter during a four year period commencing from February 15, 2012 with an exercise price of $4.00 per share. All the share options granted are subject to the option holders continuing to be management or employees of the Company before the respective vesting dates.

On September 21, 2012, Mr. Tsang Yin Chiu, Stanley, resigned from the Company as Chief Financial Officer and Corporate Secretary. The stock options previously granted to Mr. Tsang pursuant to the stock option agreement are all vested and fully exercisable. According to the stock option agreement, the vested portion of the options expired on December 21, 2012 which represented the period of three months after the termination date.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

23.	Share based compensation (Cont’d)

Stock option plan (Cont’d)

A summary of share option plan activity for the year ended December 31, 2012 is presented below :-

		Weighted average	Remaining	Aggregate
	Number	exercise price per	contractual	intrinsic
	of shares	share	term	value (1)
Outstanding as of January 1, 2012	3,093,258	$4.13*
Granted	-	-
Exercised	-	-
Forfeited	(368,245)	-
Cancelled	-	-
Outstanding as of December 31, 2012	2,725,013	$4.00*	8.1 years	$-

Exercisable as of December 31, 2012	1,248,962	$4.00	8.1 years	$-

(1)	There was no aggregate intrinsic value as the weighted average exercise price of options of $4.00 is in excess of the estimated value of the Company’s common stock as of December 31, 2012.

* For the disclosure purpose, the exercise price of 125% Market Price Share Options as of January 1, 2012 was estimated by management, which is consistent with the assumption on exercise price for estimation of fair value of these share options at the grant date. Since the market price is available as of March 18, 2012, the weighted average exercise price as of March 31, 2012 was adjusted based on actual exercise price accordingly. As of December 31, 2012, the weighted average exercise price remains unchanged.

The weighted average grant-date fair value of options granted during 2011 was $1.777 per share. The Company recognized compensation expense arising from the abovementioned share options granted in the amount of $1,378,307 and $2,788,435 for the two years ended December 31, 2012 and 2011, respectively. The compensation expense was allocated to administrative expenses in the amount of $1,054,059 and $2,208,425 and selling expense in the amount of $324,248 and $580,010 for the two years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, there were no other share options granted to employees and directors.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Estimated stock price	$4.00
Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of December 31, 2012, there was unrecognized compensation cost $1,330,078 related to the above non-vested share options which are expected to be recognized over approximately 3.1 years.

Warrants

On February 10, 2011, the Company issued warrants to a service provider, and the warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share in exchange for investor relation services provided to the Company. These warrants have an exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. Compensation expense of $Nil and $101,907 arising from the abovementioned warrants was recognized or allocated to administrative expenses for the two years ended December 31, 2012 and 2011, respectively.

In relation to a private placement on August 20, 2010, the Company issued three-year warrants to purchase up to 969,717 shares of common stocks at an exercise price of $3.78 per share.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

23.	Share based compensation (Cont’d)

Warrants (Cont’d)

The fair value of the above warrants issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions :-

Stock price and exercise price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	2.41%

As of December 31, 2012, there was no unrecognized compensation cost related to the above warrants.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There were no inter-segment sales or transfers for the two years ended December 31, 2012 and 2011. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2012	2011	2012	2011	2012	2011

Revenue from external customers	$89,442,383	$67,401,562	$36,294,387	$32,671,577	$125,736,770	$100,073,139
Segment profit	$34,939,278	$28,223,238	$9,880,506	$11,577,283	$44,819,784	$39,800,521

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2012	2011

Total consolidated revenue	$125,736,770	$100,073,139

Total profit for reportable segments	$44,819,784	$39,800,521
Unallocated amounts relating to operations :-
Administrative expenses	(4,022,360)	(5,365,041)
Selling expenses	(1,460,995)	(2,197,260)
Government grant income	271,047	293,253
Other income (loss) - net	143,951	(314,355)
Net finance costs	(1,307,785)	(720,412)

Income before income taxes	$38,443,642	$31,496,706

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

24.	Segment information (Cont’d)

All of the Company’s long-live assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Year ended December 31,
	2012	2011

PRC	$119,931,944	$93,340,019
Japan	5,804,826	6,733,120

Total	$125,736,770	$100,073,139

During the reporting periods, no individual customer represented 10% or most of the Company’s consolidated revenue.

25.	Related party transactions

Apart from the transactions as disclosed in notes 16 and 17 to the consolidated financial statements, the Company had no other material transactions with its related parties for the two years ended December 31, 2012 and 2011.

26.	Subsequent events

The Company evaluated all events or transactions that occurred after December 31, 2012 through the date the consolidated financial statements were issued and has determined that, except for the transaction disclosed below, there are no other material recognizable nor subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

(a)

Sanda E-business was established in the PRC on January 7, 2013 as a limited liability company with registered and paid up capital of RMB5,000,000 and is 70% owned by Xinda. The principal activities of Sanda E-business are retailing of packaged foods.

(b)

Yada E-business was established in the PRC on February 1, 2013 as a limited liability company with registered and paid up capital of RMB5,000,000 and is a wholly owned subsidiary of Xinda. The principal activities of Yada E-business are retailing of packaged foods.