Form 10-K/A
period 2012-12-31
Asia Green Agriculture Corp
filed 2013-04-01
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No. 1)

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

EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 29, 2013 (the “Original Filing”), for the sole purposes of (1) filing a new Exhibit 23.1 to conform the date of the independent auditor’s consent to the date of the Original Filing, and (2) adding the Exhibits related to the XBRL filing to the Exhibit Index. Additionally, the certifications pursuant to both Section 302 and 906 of the Sarbanes-Oxley Act of 2002 included in the Original Filing have been updated to reflect the filing date of this Amendment.

     Except for the aforementioned amended information, this Amendment does not amend or update any information contained in the Original Filing, and we have not updated the disclosures contained therein to reflect events that occurred at any subsequent date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

Exhibit
No.	Document Description	Incorporation by Reference

3.1	Amended and Restated Articles of Incorporation of Asia Green Agriculture Corporation.	Filed as Exhibit 3.1 to the registrant’s Form S-1/A filed on March 22, 2011

3.2	Bylaws of SMSA Palestine Acquisition Corp.	Filed as Exhibit 3.5 to the registrant’s Form 10-12G filed on February 12, 2009

4.1	Lock Up Agreement, dated August 20, 2010.	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 25, 2010

4.2	Form of Warrant Agreement, dated August 20, 2010.	Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on August 25, 2010

10.1+	2010 Stock Incentive Plan.	Filed as Exhibit 4.5 to the registrant’s Form S-8 filed on February 18, 2011

10.2+	Employment Agreement dated November 10, 2010 between the Company and Mr. Zhan Youdai	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on November 18, 2012.

10.3+	Employment Agreement dated September 21, 2012 between the Company and Mr. Chin Hon Siang Alex	Filed as Exhibit 10.1 to the registrant’s Form 10-K filed on November 14, 2012.

10.4	English Translation of Contract on Transfer of State-Owned Land for the Company’s corporate headquarters	Filed as Exhibit 10.36 to the registrant’s Form 10-Q filed on November 15, 2010

14	Code of Conduct and Ethics	Filed as Exhibit 14 to the registrant’s Form 10-K filed on March 31, 2011.

21	List of Subsidiaries.	Filed as Exhibit 21 to the registrant’s Form 10-K filed on March 31, 2011.

23.1	Consent of PKF Hong Kong, Certified Public Accountants.	Filed herewith.

24	Power of Attorney.	Incorporated from signature page to the registrant’s Form 10-K filed on March 29, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Incorporated by reference to the registrant's Annual Report on Form 10-K filed on March 29, 2013.

101.SCH	XBRL Taxonomy Extension Schema	Incorporated by reference to the registrant's Annual Report on Form 10-K filed on March 29, 2013.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Incorporated by reference to the registrant's Annual Report on Form 10-K filed on March 29, 2013.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Incorporated by reference to the registrant's Annual Report on Form 10-K filed on March 29, 2013.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Incorporated by reference to the registrant's Annual Report on Form 10-K filed on March 29, 2013.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Incorporated by reference to the registrant's Annual Report on Form 10-K filed on March 29, 2013.

+ Denotes management contract.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Green Agriculture Corporation
(Registrant)

Date: April 1, 2013	/s/ Zhan Youdai
By: Zhan Youdai
Title : Chief Executive Officer