Form 10-Q
period 2013-03-31
Asia Green Agriculture Corp
filed 2013-05-15
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Yes [   ]        No [ X ]

As of May 13, 2013, the issuer had 36,823,626 shares of common stock outstanding.

ASIA GREEN AGRICULTURE CORPORATION
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2013

-i-

EXPLANATORY NOTE

In this report, unless the context otherwise requires, the terms “AGAC,” “Company,” “we,” “us,” and “our” refer to Asia Green Agriculture Corporation, a Nevada corporation and/or its subsidiaries, as the case may be. We are a Nevada holding company and conduct substantially all of our business through our operating subsidiary Fujian Yada Group Co., Ltd. in China.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are identified by, among other things, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets" and similar expressions. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control and that could cause actual results to differ materially from such statements. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in the other reports and documents we file with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

-ii-

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2013 and 2012
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2013	2012
Sales revenue	$35,975,329	$32,686,030
Cost of sales	(25,164,280)	(22,860,558)

Gross profit	10,811,049	9,825,472

Operating expenses
Administrative expenses	1,128,818	1,351,246
Selling expenses	345,744	547,613

	1,474,562	1,898,859

Income from operations	9,336,487	7,926,613
Government grant income	63,760	177,296
Other income - net - Note 9	24,427	491,084
Net finance costs - Note 8	(566,049)	(334,591)

Income before income taxes and noncontrolling interest	8,858,625	8,260,402
Income taxes - Note 7	(192,582)	(249,039)

Net income before noncontrolling interest	8,666,043	8,011,363
Net loss attributable to noncontrolling interest	16,885	-

Net income attributable to Company’s common stockholders	$8,682,928	$8,011,363

Net income before noncontrolling interest	$8,666,043	$8,011,363
Other comprehensive income
Foreign currency translation adjustments	765,839	763,898

Total comprehensive income	9,431,882	8,775,261

Comprehensive loss attributable to noncontrolling interest	15,814	-

Total comprehensive income attributable to Company’s common stockholders	$9,447,696	$8,775,261

Earnings per share: basic and diluted attributable to Company’s common stockholders - Note 10	$0.236	$0.218

Weighted average number of shares outstanding: basic and diluted	36,823,626	36,823,626

See the accompanying notes to condensed consolidated financial statements.

Asia Green Agriculture Corporation
Condensed Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012
(Stated in US Dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,771,869	$9,756,103
Restricted cash - Note 3	3,438,737	791,500
Trade receivables, net - Note 4	46,907,733	32,902,687
Held for trading investments - Note 17	82,952	81,250
Bills receivable	6,657	-
Other receivables, prepayments and deposits - Note 5	10,058,782	5,629,404
Inventories - Note 6	31,673,317	18,309,203
Deferred tax assets	1,334	1,326

Total current assets	98,941,381	67,471,473
Property, plant and equipment, net - Note 11	26,817,152	23,854,437
Deposits paid - Note 13	46,491,305	48,441,027
Land use rights - Note 12	25,628,086	25,711,762

TOTAL ASSETS	$197,877,924	$165,478,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 3	$21,918,450	$7,696,130
Bills payable - Note 3	1,592,000	1,583,000
Receipts in advance	882,508	190,275
Other payables and accrued expenses - Note 14	6,398,512	5,387,349
Amounts due to related parties - Note 15	511,238	345,054
Secured short-term borrowings - Note 16	20,551,861	14,260,908
Income tax payable	473,302	352,586

Total current liabilities	52,327,871	29,815,302
Deferred tax liabilities	27,558	27,403

TOTAL LIABILITIES	52,355,429	29,842,705

COMMITMENTS AND CONTINGENCIES - Note 20

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares in 2013 and 2012; none issued and outstanding
Common stock: par value $0.001 per share; authorized 200,000,000 shares in 2013 and 2012; 36,823,626 shares issued and outstanding in 2013 and 2012	36,824	36,824
Additional paid-in capital	22,071,334	21,854,465
Statutory reserve - Note 19	10,121,307	9,611,614
Other surplus reserve - Note 19	8,308,154	8,308,154
Accumulated other comprehensive income	6,542,211	5,777,443
Retained earnings	98,220,729	90,047,494

TOTAL ASIA GREEN AGRICULTURE CORPORATION STOCKHOLDERS’ EQUITY	145,300,559	135,635,994

NONCONTROLLING INTEREST	221,936	-

TOTAL STOCKHOLDERS’ EQUITY	145,522,495	135,635,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,877,924	$165,478,699

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

						Accumulated
			Additional		Other	other
	Common stock		paid-in	Statutory	surplus	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserve	reserve	income	earnings	interest	Total

Balance, December 31, 2012	36,823,626	$36,824	$21,854,465	$9,611,614	$8,308,154	$5,777,443	$90,047,494	$-	$135,635,994
Foreign currency translation adjustments	-	-	-	-	-	764,768	-	1,071	765,839
Capital contributions from noncontrolling interest	-	-	-	-	-	-	-	237,750	237,750
Net income (loss)	-	-	-	-	-	-	8,682,928	(16,885)	8,666,043
Appropriation to statutory reserve	-	-	-	509,693	-	-	(509,693)	-	-
Share-based compensation - Note 21	-	-	216,869	-	-	-	-	-	216,869

Balance, March 31, 2013	36,823,626	$36,824	$22,071,334	$10,121,307	$8,308,154	$6,542,211	$98,220,729	$221,936	$145,522,495

See the accompanying notes to condensed consolidated financial statements.

Asia Green Agriculture Corporation
Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2013 and 2012
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2013	2012
Cash flows from operating activities
Net income before noncontrolling interest	$8,666,043	$8,011,363
Adjustments to reconcile net income before noncontrolling interest to net cash used in operating activities :-
Depreciation and amortization	453,908	329,557
Deferred taxes	-	82,584
Unrealized gain of foreign exchange forward contracts	-	(567,229)
Unrealized gain on held for trading investments	(1,241)	-
Provision for obsolete inventories	4,914	2,694
Provision for doubtful debts	392	315
Share-based compensation	216,869	541,865
Changes in operating assets and liabilities :-
Trade receivables	(13,835,731)	(6,436,356)
Bills receivable	(6,665)	-
Other receivables, prepayments and deposits	(4,126,120)	1,335,615
Inventories	(13,281,592)	(10,947,183)
Trade payables	14,196,377	5,441,558
Restricted cash held as collateral for foreign exchange forward contracts	-	274,410
Receipts in advance	692,020	102,250
Other payables and accrued expenses	21,218	126,223
Income tax payable	118,860	90,101

Net cash flows used in operating activities	(6,880,748)	(1,612,233)

Cash flows from investing activities
Payments to acquire and deposits for acquisition of property, plant and equipment	(1,536,726)	(1,329,405)
Proceeds from disposal of property, plant and equipment	-	12,257
Payments to acquire and deposits for acquisition of land use rights	-	(4,686,552)
Refund of deposits for acquisition of land use rights	1,397,938	-

Net cash flows used in investing activities	(138,788)	(6,003,700)

Cash flows from financing activities
Proceeds from secured borrowings	13,150,500	9,740,096
Repayments of secured borrowings	(6,932,825)	(7,349,047)
(Increase) decrease in restricted cash held as collateral for bills payable	(17)	476,400
Increase in restricted cash held as collateral for bank loans	(2,646,040)	-
Decrease in bills payable	-	(1,588,000)
Advances from related parties	165,404	182,330
Capital contributions from noncontrolling interests	237,750	-

Net cash flows provided by financing activities	3,974,772	1,461,779

Effect of foreign currency translation on cash and cash equivalents	60,530	118,092

Net decrease in cash and cash equivalents	(2,984,234)	(6,036,062)
Cash and cash equivalents - beginning of period	9,756,103	12,832,811

Cash and cash equivalents - end of period	$6,771,869	$6,796,749

Supplemental disclosures for cash flow information
Cash paid for :-
Interest, net of capitalized interest	$255,715	$294,716
Income taxes	$71,670	$76,354

Non-cash operating and investing activities :-
Transfer of withholding tax payable to amount due to related parties	$-	$630,040

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

The Company wholly owns the following subsidiaries and their principal businesses are as follows :-

(i)	Misaky Industrial Limited ("Misaky") was incorporated in Hong Kong and its principal business is investment holding.

(ii)	Sino Oriental Agriculture Group Limited ("Sino Oriental") was incorporated in the British Virgin Islands (the "BVI") and its principal business is investment holding.

(iii)

Fujian Yada was established in the Peoples Republic of China (the "PRC") and its principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(iv)

Fujian Yaxin Food Co., Ltd. ("Yaxin") was established in the PRC and its principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(v)	Fujian Shengda Import & Export Trading Co., Ltd. ("Shengda") was established in the PRC and its principal business is trading of agricultural products to oversea customers.

(vi)

Fujian Xinda Food Co., Ltd. ("Xinda") was established in the PRC and its principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(vii)	Shanghai Yada Green Food Co., Ltd. ("Shanghai Yada") was established in the PRC and its principal businesses are trading and marketing of food products.

(viii)	Fuzhou Yada Green Food Co., Ltd. ("Fuzhou Yada") was established in the PRC and its principal businesses are trading and marketing of food products.

(ix)	Shixing Yada Forestry Development Co., Ltd. ("Shixing Yada") was established in the PRC and its principal businesses are production and marketing of bamboo related products.

(x)	Yudu Yada Forestry Co., Ltd. ("Yudu Yada") was established in the PRC and its principal businesses are production and marketing of bamboo related products.

(xi)

Jianyang Yaxin Agriculture and Forestry Development Co., Ltd. ("Jianyang Yaxin") was established in the PRC and its principal businesses are production and marketing of fresh produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(xii)	Fujian Sanda E-business Co., Ltd. ("Sanda E-business") was established in the PRC and its principal business is retailing packaged foods.

(xiii)	Fujian Yada E-business Co., Ltd. ("Yada E-business") was established in the PRC and its principal business is retailing packaged foods.

2.	Summary of significant accounting policies

Basis of consolidation and presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of March 31, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of March 31, 2013 and December 31, 2012, the Company did not have any balance of gross trade receivables due from any individual customer that represented 10% or more of the Company’s gross trade receivables.

During the three months ended March 31, 2013 and 2012, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

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

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 1 inputs as of March 31, 2013 and December 31, 2012 :-

	Total fair value measurement
	as of
	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Held for trading investment	$82,952	$81,250

	Included in the following
	items of condensed consolidated
	statements of income	Three months ended
	and comprehensive income	March 31,
		2013	2012
		(Unaudited)	(Unaudited)
Unrealized gain recorded - held for trading investments	Other income - net	$1,241	$-

The Company measures the fair value of held for trading investments by obtaining the quoted price in active markets. There were no changes in valuation techniques during the three months ended March 31, 2013. The Company did not purchase any held for trading investments during the three months ended March 31, 2012.

The Company did not have any financial instruments recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements that were based on the use of level 2 inputs as of March 31, 2013 and December 31, 2012.

	Included in the following
	items of condensed
	consolidated statements of
	income and comprehensive	Three months ended
	income	March 31,
		2013	2012
		(Unaudited)	(Unaudited)
Realized loss recorded - foreign exchange forward contracts	Other income - net	$-	$(76,853)
Unrealized gain recorded - foreign exchange forward contracts	Other income - net	-	567,229

Total gain recorded		$-	$490,376

The Company estimated the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the three months ended March 31, 2012. The Company did not enter into any foreign exchange forward contracts during the three months ended March 31, 2013.

Noncontrolling interest

Noncontrolling interest resulted from the consolidation of a 70% owned subsidiary, Sanda E-business.

Recently issued accounting pronouncements

The Company evaluated all recently issued accounting pronouncements, namely ASU 2011-11, ASU 2011-12, ASU 2012-02, ASU 2012-04, ASU 2013-01, ASU 2013-02, ASU 2013-03, ASU 2013-04, ASU 2013-05 and ASU 2013-07. The Company does not expect these adoptions to have material impacts on the Company’s condensed consolidated financial statements.

3.	Restricted cash, bills payable and trade payables

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Bank deposits held as collateral for bank loans - Note 16	$2,642,720	$-
Bank deposits held as collateral for bills payable - Note 3(a)	796,017	791,500

	$3,438,737	$791,500

Note :-

(a)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% (2012: 50%) of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

4.	Trade receivables, net

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Trade receivables	$46,907,733	$32,902,687

Trade receivables with carrying value of $2,791,500 and $1,593,782 as of March 31, 2013 and December 31, 2012 respectively were pledged as collaterals under certain loan agreements (Note 16).

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	(Unaudited)
	2013	2012

Balance at beginning of the period	$-	$16
Provision for doubtful debts	392	315
Bad debts written off against trade receivables	(392)	-
Translation adjustments	-	(1)

	$-	$330

Provision for doubtful debts of $392 and $315 were charged to operations during the three months ended March 31, 2013 and 2012 respectively.

5.	Other receivables, prepayments and deposits

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Prepayments*	$8,602,756	$4,465,025
Deposits	1,161,732	1,155,005
Other receivables	294,294	9,374

	$10,058,782	$5,629,404

* Represents primarily prepayment for the production of fresh produce which are expected to be recorded as cost of sales upon harvest within one year.

6.	Inventories

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Raw materials and packaging materials	$1,355,310	$720,752
Bamboo and other growing crops	22,983,027	14,775,986
Finished goods	7,345,223	2,817,769

	31,683,560	18,314,507
Less: Provision for obsolete inventories	(10,243)	(5,304)

	$31,673,317	$18,309,203

As of March 31, 2013 and December 31, 2012, the inventories with carrying amounts of $422,660 and $419,743 were pledged as collateral under certain loan agreements (see Note 16).

Provision for obsolete inventories of $4,914 and $2,694 were charged to operations during the three months ended March 31, 2013 and 2012 respectively.

7.	Income taxes

United States

Asia Green Agriculture Corporation is subject to the United States of America tax law at a tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

BVI

Sino Oriental is incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Misaky is incorporated in Hong Kong and subject to profits tax at a rate of 16.5% on the assessable profits during the year. No provision for Hong Kong profits tax has been made on Misaky as Misaky had no taxable income in this jurisdiction for the reporting periods.

PRC

Pursuant to the PRC’s enterprise income tax (“EIT”) law, Fujian Yada, Yaxin, Xinda, Shengda, Shanghai Yada, Fuzhou Yada, Shixing Yada, Yudu Yada, Jiangyang Yaxin, Sanda E-business and Yada E-business are generally subject to EIT at the statutory rate of 25%. The Company’s profits generated from its fresh produce and certain processed produce, which have been qualified as agriculture products under the EIT law, are exempted from EIT.

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than- not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new EIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the EIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company's income is generated from its PRC operations. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of March 31, 2013.

8.	Net finance costs

Details of net finance costs are summarized as follows :-

	Three months ended March 31,
	(Unaudited)
	2013	2012

Total interest cost incurred, net of capitalized interest	$513,316	$294,716
Less: Interest income	(15,034)	(23,215)

Net interest cost	498,282	271,501
Other finance costs	67,767	63,090

	$566,049	$334,591

9.	Other income, net

	Three months ended March 31,
	(Unaudited)
	2013	2012

Change in fair value of foreign exchange forward contracts	$-	$490,376
Unrealized gain on held for trading investments	1,241	-
Other income	23,186	708

Net	$24,427	$491,084

10.	Earnings per share

During the reporting periods, potential dilutive shares were excluded from the computation of earnings per share as their effect is anti-dilutive. The anti-dilutive instruments including 1,359,113 warrants and 2,725,013 share options were excluded from the calculation of earnings per share for the three months ended March 31, 2013. Accordingly, the basic and diluted earnings per share are the same.

11.	Property, plant and equipment, net

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Cost :
Buildings	$13,803,184	$11,187,653
Plant and machinery	4,453,797	3,207,648
Motor vehicles	218,268	217,034
Electronic equipment	211,744	192,907

	18,686,993	14,805,242
Accumulated depreciation	(3,616,917)	(3,374,254)
Construction in progress	11,747,076	12,423,449

Net	$26,817,152	$23,854,437

(i)	During the reporting periods, depreciation charge is included in :-

	Three months ended March 31,
	(Unaudited)
	2013	2012

Cost of sales and overheads of inventories	$193,880	$128,830
Selling expenses	1,045	2,071
Administrative expenses	28,835	64,267

	$223,760	$195,168

As of March 31, 2013 and December 31, 2012, buildings and plant and machinery with carrying amounts of $7,870,926 and $7,894,166 were pledged as collaterals under certain loan and bills payable arrangements, respectively (Note 16).

During the three months ended March 31, 2013, there was no disposal of property, plant and equipment.

During the three months ended March 31, 2012, property, plant and equipment with net book value of $12,257 were disposed of at a consideration of $12,257, resulting a gain of $Nil.

Capitalized interest for the three months ended March 31, 2013 and 2012 was immaterial.

(ii)	Construction in progress :-

Construction in progress mainly comprises of capital expenditure for construction of the Company’s new offices.

12.	Land use rights

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Land use rights :
- for office premises, production facilities and warehouse	$2,209,959	$2,197,465
- for growing and plantation	25,421,212	25,277,499
Accumulated amortization	(2,003,085)	(1,763,202)

	$25,628,086	$25,711,762

(a)

The Company obtained the right from the relevant PRC land authority for a period of 40-50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

(b)

The Company obtained several rights from the relevant PRC local rural village cooperatives for periods ranging from 20-37 years (2012: 20-37 years) to use the land for growing and plantation purpose for producing the Company’s fresh produce.

(c)

During the three months ended March 31, 2013 and 2012, amortization amounted to $230,148 and $134,389 respectively. The estimated amortization expense for each of the five succeeding years is approximately $928,000 each year.

(d)	As of March 31, 2013 and December 31, 2012, land use rights with carrying amounts of $6,964,568 and $3,670,501 were pledged as collateral under certain loan arrangements (Note 16).

13.	Deposits paid

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Deposits paid for :
- acquisition of land use rights	$45,961,295	$47,363,613
- acquisition of property, plant and equipment	530,010	1,077,414

	$46,491,305	$48,441,027

On December 29, 2011, Fujian Yada entered into an agreement to acquire a land use right with a period of 25 years for growing and plantation purposes from a PRC local rural village cooperative (the “Seller”) at a cost of RMB13,125,000 and Fujian Yada paid deposits of RMB10,500,000 in December 2011 which was included in deposits paid for acquisition of land use right as of December 31, 2012. In addition, the Seller was obligated to facilitate the transfer of Forestry Right Certificate to Fujian Yada.

Owing to some administrative difficulties in transferring the Forestry Right Certificate to Fujian Yada, on March 30, 2013, Fujian Yada entered into a separate agreement with the Seller to cancel the transfer agreement dated December 29, 2011. Fujian Yada received partial payments of deposits amounted to RMB8,770,000 in March 2013 and the remaining balance of RMB1,730,000 which is recorded in other receivables as of March 31, 2013, is expected to be received in the coming quarter.

14.	Other payables and accrued expenses

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Interest payable	$165,230	87,655
Pension payable - Note 14(a)	566,766	563,562
VAT payable	1,607,196	2,068,234
Salaries payable	823,037	329,906
Accrued audit fee	232,219	205,790
Liquidated damage payable - Note 21	443,686	443,686
Construction cost payable	1,918,924	951,270
Other payables	641,454	737,246

	$6,398,512	$5,387,349

Note :-

(a)

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

15.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Madam Zhou Liufeng, Mr. Zhan’s spouse, and are interest-free, unsecured and repayable on demand.

16.	Secured borrowings

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Secured short-term borrowings	$20,551,861	$14,260,908

The weighted-average interest rate on short-term borrowings as of March 31, 2013 and December 31, 2012, were 6.21% and 6.79% respectively. The details of the Company’s banking facilities as of March 31, 2013 were as follows:-

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$20,552,720	$20,551,861	$859

The secured borrowings were secured as follows :-

(i)	The Company’s assets with following carrying values :-

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Property, plant and equipment (Note 11)	$7,870,926	$7,894,166
Trade receivables (Note 4)	2,791,500	1,593,782
Land use rights (Note 12)	6,964,568	3,670,501
Inventories (Note 6)	422,660	419,743

	$18,049,654	$13,578,192

(ii)	Guarantees executed by third parties;

(iii)	Guarantees executed by Mr. Zhan and Liufeng Zhou, Mr. Zhan’s spouse; and

(iv)	Guarantees executed by certain staff of the Company.

As of March 31, 2013, Fujian Yada’s secured short-term borrowings of $8,835,600 are subject to the fulfillment of certain financial covenants at any time as follows :-

(i)	To maintain a minimum current ratio of 1.0;
(ii)	To maintain a minimum quick ratio of 0.7; and
(iii)	To maintain a maximum debt to asset ratio of 60%.

As of March 31, 2013, Shixing Yada’s secured short-term borrowings of $3,184,000 are subject to the fulfillment of certain financial covenants at any time as follows :-

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

In the opinion of the Board of Directors, none of the above covenants, relating to secured short-term borrowings had been breached as of March 31, 2013.

17.	Held for trading investments

	Total fair value measurement
	as of
	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Balance at beginning of the period	$81,250	$-
Acquisitions of held for trading investments	-	871,915
Disposal of held for trading investment	-	(792,650)

	81,250	79,265
Unrealized gain of held for trading investments	1,241	2,100
Effect of foreign currency translation	461	(115)

	$82,952	$81,250

Held for trading investments represented the Company’s investments in unit trust offered by a PRC financial institution or a PRC recognized asset management company. The Company could call the redemption of investments and receive the redemption price based on the rate of return as announced by the financial institution and the asset management company.

18.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $15,106 and $15,068 for the three months ended March 31, 2013 and 2012 respectively.

19.	Statutory reserve and other surplus reserve

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

20.	Commitments and contingencies

Capital commitment

As of March 31, 2013 and December 31, 2012, the Company had capital commitments as follows:-

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Construction of new building facilities	$1,210,036	$2,386,861
Acquisition of land use rights	10,692,572	11,047,662

	$11,902,608	$13,434,523

Operating lease commitment

The Company leases certain land use rights under operating leases. As of March 31, 2013 the future minimum lease payments under non-cancelable operating leases were as follows:-

Within 1 year	$3,619,758
In the second year	3,609,382
In the third year	3,605,137
In the fourth year	3,578,604
In the fifth year	3,567,990
Thereafter	47,501,990

$65,482,861

Rental expense for operating leases amounted to $924,737 and $873,624 for the three months ended March 31, 2013 and 2012, respectively, were recorded in cost of sales and inventories.

Registration payment arrangement

In connection with a private placement of $15.3 million of common stock and warrants that took place on August 20, 2010, the Company agreed to file a registration statement covering the resale of the common stock and common stock underlying the warrants. The Company agreed to use its best efforts to have the registration statement declared effective prior to January 17, 2011. The registration statement was not declared effective until July 15, 2011. Under the terms of the subscription agreement for the offering, the Company was required to pay liquidated damages to the investors in cash in an amount equal to 0.5% per month of the aggregate amount invested, subject to a cap of 6.0%, for each month that the registration statement was delayed. In accordance with ASC 450 “Contingencies”, the Company recorded a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. A provision for the liquidated damages was made in an amount of $443,686 as of March 31, 2013. No liquidated damages were charged to administrative expenses for the three months ended March 31, 2013 and 2012.

21.	Share based compensation

The Company has granted share options and warrants to employees, directors and consultants to reward them for services rendered.

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

On September 21, 2012, Mr. Tsang Yin Chiu, Stanley, resigned from the Company as Chief Financial Officer and Corporate Secretary. The stock options previously granted to Mr. Tsang pursuant to the stock option agreement expired on December 21, 2012 which represented the period of three months after the termination date.

A summary of share option plan activity for the three months ended March 31, 2013 is presented below :

		Weighted average	Remaining	Aggregate
	Number	exercise price per	contractual	intrinsic
	of shares	share	term	value (1)
Outstanding as of January 1, 2013	2,725,013	$4.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of March 31, 2013	2,725,013	$4.00	7.9 years	$-

Exercisable as of March 31, 2013	1,362,505	$4.00	7.9 years	$-

(1)	There was no aggregate intrinsic value as the weighted average exercise price of options of $4.00 is in excess of the estimated value of the Company’s common stock as of March 31, 2013.

The weighted average grant-date fair value of options granted during 2011 was $1.777 per share. The Company recognized compensation expense arising from abovementioned share options granted in the amount of $216,869 and $541,865 for the three months ended March 31, 2013 and 2012 respectively. The compensation expense was allocated to administrative expenses in the amount of $164,117 and $421,076 and selling expense in the amount of $52,752 and $120,789 for the three months ended March 31, 2013 and 2012 respectively.

As of March 31, 2013, there were no other share options granted to employees and directors.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions :-

Estimated stock price	$4.00
Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of March 31, 2013, there was unrecognized compensation cost of $1,113,209 related to the above non-vested share options which are expected to be recognized over approximately 2.9 years.

Warrants

On February 10, 2011, the Company issued warrants to a service provider in exchange for investor relation services provided to the Company. The warrant entitles the holder to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share. These warrants have exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. No compensation expense arising from the abovementioned warrants was recognized or allocated to administrative expenses for the three months ended March 31, 2013 and 2012.

The fair value of the above warrants issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions :-

Stock price and exercise price	$ 4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	2.41%

As of March 31, 2013, there was no unrecognized compensation cost related to the above warrants.

22.	Segment information

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There were no inter-segment sales or transfers during the three months ended March 31, 2013 and 2012. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	(Unaudited)		(Unaudited)		(Unaudited)
	2013	2012	2013	2012	2013	2012

Revenue from external customers	$28,852,095	$25,888,546	$7,123,234	$6,797,484	$35,975,329	$32,686,030
Segment profit	$9,631,537	$8,947,490	$1,179,512	$877,982	$10,811,049	$9,825,472

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31,
	(Unaudited)
	2013	2012

Total consolidated revenue	$35,975,329	$32,686,030

Total profit for reportable segments	$10,811,049	$9,825,472
Unallocated amounts relating to operations :-
Administrative expenses	(1,128,818)	(1,351,246)
Selling expenses	(345,744)	(547,613)
Government grant income	63,760	177,296
Other income - net	24,427	491,084
Net finance costs	(566,049)	(334,591)

Income before income taxes and noncontrolling interest	$8,858,625	$8,260,402

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is as follows:-

	Three months ended March 31,
	(Unaudited)
	2013	2012

PRC	$34,708,959	$31,052,904
Japan	1,266,370	1,633,126

Total	$35,975,329	$32,686,030

During the reporting periods, no individual customer represented 10% or more of the Company’s consolidated revenue.

23.	Related party transactions

Apart from the transactions as disclosed in notes 15 and 16 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the three months ended March 31, 2013 and 2012.

24.	Subsequent events

The Company evaluated all events or transactions that occurred after March 31, 2013 through the date the financial statements were issued and has determined that there are no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

OVERVIEW

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. We also sell mature bamboo wood from our forests for use in manufacturing a variety of bamboo products. Bamboo shoot products accounted for approximately 45% of our revenue in 2012, while fresh vegetables and fruit accounted for approximately 31% of revenue, processed vegetables for 6% of revenue, and bamboo wood for 18% of revenue, respectively. In the three months ended March 31, 2013, bamboo shoot products accounted for approximately 81% of our revenue, while fresh vegetables and fruits accounted for approximately 17%, processed vegetables for 2%. We did not generate any sales revenue from bamboo wood in the first quarter of 2013 as we had executed sufficient felling of older bamboo trees in the fourth quarter of 2012.

In addition to our vertically integrated operation (from planting, manufacturing and sales of final products), we also acquire raw materials from outsiders from time to time to meet our continuous sales growth. We can supply most of our requirements for fresh raw materials from our own land. We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale. However, during peak season, we purchase raw materials from surrounding bamboo shoot manufacturers for our further processing. Accordingly, our ability to grow is partially dependent on the area of lands we control under lease or acquisition, and our processing and storage capacity. We are currently experiencing rapid growth in our business and continually seeking to procure additional lands for planting. We anticipate making capital expenditures over the next 9 to 18 months to increase our bamboo forest capacity, increase and improve our production resources and facilities.

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as in the Japanese market. We derived approximately 95% and 5% of our revenue in China and in Japan, respectively, in 2012 and approximately 96% and 4% in China and in Japan, respectively, in the first three months of 2013.

Agricultural products are naturally subject to seasonality tied to their local growing season. For example, our fresh bamboo shoots, an important revenue driver, are only available for sale from approximately December through April. As a result, our revenues in the fourth and first quarter tend to be significantly higher than our revenue in the second and third quarter. We seek to offset the impact of seasonality on our revenues by managing a diversified portfolio of products. In addition to product diversification, we use cold storage facilities to preserve some of our fresh products to extend their season and time market sales to improve gross margin.

We believe that the investments we made in physical facilities and planting bases in 2012 and the first three months of 2013 establish a strong foundation for growth during 2013 and beyond. Our growth strategy is currently centered on the following initiatives:

Expand our planting bases.
Further expand our domestic sales and distribution network and enter new markets.
Increase our processing facilities and cold storage capacity.
Further enhance our brand recognition.

RECENT DEVELOPMENTS

Net sales for the first three months of 2013 were $36.0 million, an increase of approximately 10% over net sales in the first three months of 2012. Net income attributable to Company’s common stockholders for the first three months of 2013 was $8.7 million, an increase of approximately 8.4%, compared to $8.0 million for the three months ended March 31, 2012.

Our continued growth has been the result of focus on our four core initiatives. We did not acquire any additional bamboo forest or planting bases during the three months period ended March 31, 2013. However, we anticipate making capital expenditures over the next 9 to 18 months to increase our bamboo forest capacity. The table below summarizes our planting bases as of December 31, 2012 and March 31, 2013.

	December 31, 2012	March 31, 2013
Bamboo forest	53,897 acres	53,320 acres
	(218.11 square kilometers)	(215.89 square kilometers)
Vegetables & Fruits	12,500 acres	12,500 acres
	(50.59 square kilometers)	(50.59 square kilometers)

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of our internal sales team members, outside sales agents and markets served as of December 31, 2012 and March 31, 2013.

	December 31, 2012	March 31, 2013
Internal Sales Team Members	63	82
Distributors	214	240

During the remainder of 2013, we plan to continue expansion of our sales network domestically. We have no immediate plans to expand our international sales presence beyond Japan.

We had an 11,500 metric ton cold storage facility as of March 31, 2013 for storing fresh and semi-finished products. As of March 31, 2013, we were engaged construction work related to new logistic, trading and testing center and staff quarters, with completion currently anticipated to occur in the middle of 2013. The construction of the mushroom processing plant (Phase 1) is now under its trial run period and we expect to put the plant in full production in the second quarter of 2013.

We have been gaining brand recognition in China, especially in Fujian Province. Our brand “   ” was awarded as a “Well Known Trademark of China” in May 2011. As of March 31, 2013, we had expanded our sales network to over 800 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with the accounting policies which are consistent with policies used in our audited consolidated financial statements for the year ended December 31, 2012. Please refer to the audited consolidated financial statements for the year ended December 31, 2012 for the description of all of the accounting policies.

Management believes that the most critical accounting policies important to understanding our financial statements and financial condition are our policies concerning inventories, revenue recognition, and income taxes and foreign currency translation, discussed in more detail below. Please see Note 3 - Significant Accounting Policies” in our consolidated financial statements for the year ended December 31, 2012 for a more complete discussion of the accounting policies we have identified as the most important to understand our current financial condition and results of operations.

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

Revenue recognition

Revenue from sales of our products, including fresh produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as a signed sales contract, the significant risks and rewards of ownership have been transferred to the customer at the time when the products are delivered to our customer with no significant post-delivery obligations on our part, or the sales price is fixed or determinable and collection is reasonably assured. We do not provide our customers with contractual rights of return and post-delivery discount for any of our products, including fresh produce and processed produce. When there is any significant post-delivery performance obligation exists, revenue is recognized only after such obligation is fulfilled. We evaluate the terms of sales agreement with such customer for fresh produce and processed produce in order to determine whether any significant post-delivery performance obligations exists. Currently, the sales under fresh produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations.

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

We file separate tax returns in the United States and China. Income taxes of our PRC operating subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Asia Green Agriculture Corporation, applicable U.S. tax laws are followed. We expect that the tax rate of 25% currently applicable to our Fujian Yada operating subsidiaries will remain unchanged for the remainder of 2013.

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

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries. The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see "Risk Factors — Risks Associated with Doing Business in China — Under the EIT Law, we may be classified as a 'resident enterprise' of China" in our annual report on Form 10-K for the year ended December 31, 2012. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

For financial reporting purposes, our financial statements that are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the three months		For the three months
Item	ended		ended
	March 31, 2013		March 31, 2012
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales

Net sales	$35,975	100%	32,686	100%
Cost of sales	(25,164)	(70)%	(22,861)	(70)%
Gross profit	10,811	30%	9,825	30%
Selling and administrative expenses	(1,475)	(4)%	(1,899)	(6)%
Operating income	9,336	26%	7,926	24%
Government grant income	64	0%	177	0%
Other income - net	24	0%	491	2%
Net finance costs	(566)	(2)%	(334)	(1)%
Income before income taxes and noncontrolling interest	8,858	24%	8,260	25%
Income taxes	(192)	0%	(249)	0%
Net income before noncontrolling interest	8,666	24%	8,011	25%
Net loss attributable to noncontrolling interest	17	0%	-	0%
Net income attributable to Company’s common stockholders	8,683	24%	8,011	25%

The functional currency of the Company is RMB; however, our financial information is expressed in US Dollars. The results of operations reported in the table above is based on the exchange rate of RMB6.2735 to $1.00 for the three months ended March 31, 2013 and the rate of RMB 6.2972 to $1.00 for the three months ended March 31, 2012.

Net Sales. Our net sales consist of revenue derived from the sale of our products, less discounts and returns. For the three months ended March 31, 2013, our net sales were $36.0 million compared to $32.7 million for the same period of last year, an increase of $3.3 million or approximately 10%. The increase was primarily due to increased demand for our products. Of such increase, approximately $6.0 million was attributable to increased sales volume of our products. This increase was partly offset by approximately $2.7 million due to lower average selling prices of our products. The impact of RMB appreciation against US$ was insignificant during the first quarter of 2013.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead, and sales tax. For the three months ended March 31, 2013, our cost of sales were $25.2 million compared to $22.9 million for the same period of last year, an increase of $2.3 million or approximately 10%. This increase was primarily due to higher sales volume, as sales increased 10% over the prior period. As a percentage of net sales, our cost of sales remained at approximately 70% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $10.8 million for the three months ended March 31, 2013 compared to $9.8 million for the same period of last year, an increase of $1.0 million or approximately 10%. Gross profit as a percentage of net sales remained unchanged at approximately 30% for the three months ended March 31, 2013 and 2012. Our gross margin remained unchanged due to relatively similar product mix, for the three months ended March 31, 2013 and 2012.

Selling and Administrative Expenses. Our selling and administrative expenses decreased by $0.4 million, or approximately 22.3%, to $1.5 million for the three months ended March 31, 2013 from $1.9 million for the three months ended March 31, 2012.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses amounted to $0.3 million for the three months ended March 31, 2013, a decrease of approximately $0.2 million, from $0.5 million for the three months ended March 31, 2012. This was primarily due to the decrease in non-cash compensation expenses of approximately $68,000 arising from the grant of employee stock option, and a decrease of transportation charges as more of our customers preferred to pick up their goods at our factory. As a percentage of net sales, selling expenses for the three months ended March 31, 2013 were approximately 1% of net sales, comparable to 2% for the three months ended March 31, 2012.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses decreased by $0.3 million, or approximately 16.5%, to $1.1 million for the three months ended March 31, 2013 from $1.4 million for the three months ended March 31, 2012. The decrease is mainly attributed to a decrease in non-cash compensation expense of approximately $0.2 million arising from the grant of employee stock options. As a percentage of net sales, administrative expenses decreased to approximately 3% for the three months ended March 31, 2013 from 4% for the three months ended March 31, 2012.

Net Finance Costs. Our net finance costs increased to approximately $0.6 million for the three months ended March 31, 2013 from approximately $0.3 million for the three months ended March 31, 2012. The increase is mainly due to increase in bank borrowings to finance the expansion of our operations. As a percentage of net sales, net finance costs increased to 2% for the three months ended March 31, 2013 from 1% for the three months ended March 31, 2012.

Income Taxes. We had income taxes of approximately $0.2 million for the three months ended March 31, 2013, similar to approximately $0.2 million for the three months ended March 31, 2012 primarily because we had comparable taxable profits for the two periods, after tax exemption on profits from sales of fresh produce.

Net Income. Our net income attributable to Company’s common stockholders increased by $0.7 million or approximately 8.4%, to $8.7 million for the three months ended March 31, 2013 from $8.0 million for the three months ended March 31, 2013. The main reason for the growth of our net income was due to the increase in revenues discussed above.

Liquidity and Capital Resources

The following table provides detailed information regarding key balance sheet items and other items affecting our liquidity for the financial statement periods presented in this report.

As of
	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Cash and cash equivalents	$6.8 million	$9.8 million
Accounts Receivable	46.9 million	32.9 million
Working capital	46.6 million	37.6 million
Days sales outstanding	117	96

Our account receivables as of March 31, 2013 were $46.9 million, compared to $32.9 million as of December 31, 2012. Our days sales outstanding increased to 117 days as of March 31, 2013, from 96 days as of December 31, 2012. The increase in days sales outstanding was primarily due to substantial portion of a first quarter sales that were transacted towards the end of March 2013. However, approximately 73% of our trade receivables were within our standard credit terms of 90 days as of March 31, 2013. We have fully collected the outstanding accounts receivable that were due since December 2012 as of April 2013.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three months Ended
	March 31,
	(Unaudited)
	2013	2012

Net cash used in operating activities	$(6,881)	$(1,612)
Net cash used in investing activities	(139)	(6,004)
Net cash provided by financing activities	3,975	1,462
Effect of exchange rate on cash and cash equivalents	61	118
Cash and cash equivalents at the beginning of the period	9,756	12,833
Cash and cash equivalents at the end of the period	6,772	6,797

Cash Flows from Operating Activities.

Net cash used in operating activities was $6.9 million for the three months ended March 31, 2013, compared to $1.6 million used in operating activities for the three months ended March 31, 2012. The change was primarily attributable to an increase in trade receivables and inventories, which was partly offset by additional net income generated in the period and increase in trade payables.

Cash Flows from Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2013 was $0.1 million compared to $6.0 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we invested $1.5 million to acquire property, plant and equipment. This amount was offset by a refund of $1.4 million of capital expenditures related to the cancellation of an agreement to acquire bamboo forest. The overall decrease in cash used in investment was primarily related to decreased deposits and payments to acquire land use rights, as we did not acquire any new land use rights during the three months ended March 31, 2013, compared to $4.7 million during the same period in the prior year.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $4.0 million in the three months ended March 31, 2013 compared to $1.5 million for the three months ended March 31, 2012. Net cash provided by financing activities for the three months ended March 31, 2013 was primarily attributable to borrowings under bank credit facilities.

Contractual Obligations and Commitments

Our short term borrowings consist of secured bank loans under a number of credit facilities with commercial banks in China. The weighted-average interest rate on short-term borrowings as of March 31, 2013 and December 31, 2012, were 6.21% and 6.79% respectively. The details of our banking facilities as of March 31, 2013 were as follows: -

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$20,552,720	$20,551,861	$859

For additional details, please refer to Note 16 to our condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 on page 15.

Our operating leases relate to payments for land use rights for our facilities, planting bases and bamboo forests. Our rights to our corporate facilities extend until 2053 to 2055. The rights to our planting basis range from 7 to 30 years and the rights to our bamboo forests generally range from 20 to 37 years. As of March 31, 2013 the future minimum lease payments under non-cancelable operating leases were as follows:

Within 1 year	$3,619,758
In the second year	3,609,382
In the third year	3,605,137
In the fourth year	3,578,604
In the fifth year	3,567,990
Thereafter	47,501,990

$65,482,861

For additional details, please refer to Note 20 to our condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 on page 17.

Contingent Liabilities

We have made a provision of approximately $567,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. We believe that the total potential liabilities include cost of rectifying non-compliance of the social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of the housing fund obligations for full-time employees and temporary workers, and may be as much as $3,148,000. See “Risk Factors—We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” in our annual report on Form 10-K for the year ended December 31, 2012. The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

Our capital expenditures were approximately $1.5 million for the three months ended March 31, 2013. Our capital expenditures were used to acquire property, plant and equipment. We currently estimate that our capital expenditures in fiscal year 2013 will be approximately $15 million, which we intend to use primarily for expansion of bamboo forests, and the construction of our new logistic, trading and testing center and staff quarters.

Capital Resources

As of March 31, 2013, we had only a minimal amount of unused credit facility that was available to us. Our cash and cash equivalents decreased by $3.0 million during the quarter ended March 31, 2013. Our overall working capital position increased by $9.0 million. Based on our recent operating experience, we anticipate that cash generated from operations together with commercial borrowings will be sufficient to fund our working capital requirements and anticipated growth over the next 12 months.

Our cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012. In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. No arrangements or commitments for any such financings are in place at this time, and we cannot give any assurance about the availability or terms of any future financings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2013, our disclosure controls were effective at that “reasonable assurance” level.

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

Item 1A. RISK FACTORS.

You should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013, the occurrence of which could materially affect harm our business, financial position and results of operations, before making an investment decision. Such risk factors are incorporated herein by reference.

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

ASIA GREEN AGRICULTURE CORPORATION

Date: May 15, 2013	/s/ CHIN HON SIANG ALEX
Chin Hon Siang Alex, Chief Financial Officer
(Principal Accounting Officer)

Exhibit
No.	Document Description	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith