Form 10-Q
period 2013-06-30
Asia Green Agriculture Corp
filed 2013-08-14
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes [   ] No [ X ]

As of August 8, 2013, the issuer had 36,823,626 shares of common stock outstanding.

ASIA GREEN AGRICULTURE CORPORATION
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2013

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2013 and 2012
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2013	2012	2013	2012

Sales revenue	$21,742,576	$24,172,955	$57,717,905	$56,858,985
Cost of sales	(14,618,648)	(15,681,369)	(39,782,928)	(38,541,927)

Gross profit	7,123,928	8,491,586	17,934,977	18,317,058

Operating expenses
Administrative expenses	1,300,839	804,244	2,429,657	2,155,490
Selling expenses	431,349	407,273	777,093	954,886

	1,732,188	1,211,517	3,206,750	3,110,376

Income from operations	5,391,740	7,280,069	14,728,227	15,206,682
Government grant income	39,445	9,211	103,205	186,507
Other income (loss), net – Note 9	16,818	(253,291)	41,245	237,793
Net finance costs - Note 8	(268,741)	(385,942)	(834,790)	(720,533)

Income before income taxes and noncontrolling interest	5,179,262	6,650,047	14,037,887	14,910,449
Income taxes - Note 7	(86,665)	(20,086)	(279,247)	(269,125)

Net income before noncontrolling interest	5,092,597	6,629,961	13,758,640	14,641,324
Net loss attributable to noncontrolling interest	5,122	-	22,007	-

Net income attributable to Company’s common stockholders	$5,097,719	$6,629,961	$13,780,647	$14,641,324

Net income before noncontrolling interest	$5,092,597	$6,629,961	$13,758,640	$14,641,324
Other comprehensive income
Foreign currency translation adjustments	2,229,363	65,612	2,995,202	829,510

Total comprehensive income	7,321,960	6,695,573	16,753,842	15,470,834

Comprehensive loss attributable to noncontrolling interest	1,795	-	17,609	-

Total comprehensive income attributable to Company’s common stockholders	$7,323,755	$6,695,573	$16,771,451	$15,470,834

Earnings per share: basic and diluted attributable to Company’s common stockholders - Note 10	$0.14	$0.18	$0.37	$0.40

Weighted average number of shares outstanding: basic and diluted	36,823,626	36,823,626	36,823,626	36,823,626

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Balance Sheets
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,203,451	$9,756,103
Restricted cash - Note 3	3,552,147	791,500
Trade receivables, net - Note 4	31,446,468	32,902,687
Held for trading investment - Note 17	-	81,250
Bill receivable	8,080	-
Other receivables, prepayments and deposits - Note 5	11,920,973	5,629,404
Inventories - Note 6	34,952,502	18,309,203
Deferred tax assets	1,354	1,326

Total current assets	88,084,975	67,471,473
Property, plant and equipment, net - Note 11	27,773,155	23,854,437
Deposits paid - Note 13	38,527,208	48,441,027
Land use rights - Note 12	35,905,193	25,711,762

TOTAL ASSETS	$190,290,531	$165,478,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 3	$6,783,844	$7,696,130
Bill payables - Note 3	1,821,232	1,583,000
Receipts in advance	554,459	190,275
Other payables and accrued expenses - Note 14	5,212,570	5,387,349
Amounts due to related parties - Note 15	440,419	345,054
Secured short-term borrowings - Note 16	21,911,344	14,260,908
Income tax payable	499,766	352,586

Total current liabilities	37,223,634	29,815,302
Deferred tax liabilities	27,974	27,403

TOTAL LIABILITIES	37,251,608	29,842,705

COMMITMENTS AND CONTINGENCIES - Note 20

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares in 2013 and 2012; none issued and outstanding
Common stock: par value $0.001 per share; authorized 200,000,000 shares in 2013 and 2012; 36,823,626 shares issued and outstanding in 2013 and 2012	36,824	36,824
Additional paid-in capital	22,265,802	21,854,465
Statutory reserve - Note 19	10,127,590	9,611,614
Other surplus reserve - Note 19	8,308,154	8,308,154
Accumulated other comprehensive income	8,768,247	5,777,443
Retained earnings	103,312,165	90,047,494

TOTAL ASIA GREEN AGRICULTURE CORPORATION STOCKHOLDERS’ EQUITY	152,818,782	135,635,994

NONCONTROLLING INTEREST	220,141	-

TOTAL STOCKHOLDERS’ EQUITY	153,038,923	135,635,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$190,290,531	$165,478,699

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

						Accumulated
			Additional		Other	other
	Common stock		paid-in	Statutory	surplus	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserve	reserve	income	earnings	interest	Total

Balance, December 31, 2012	36,823,626	$36,824	$21,854,465	$9,611,614	$8,308,154	$5,777,443	$90,047,494	$-	$135,635,994
Foreign currency translation adjustments	-	-	-	-	-	2,990,804	-	4,398	2,995,202
Capital contributions from noncontrolling interest	-	-	-	-	-	-	-	237,750	237,750
Net income (loss)	-	-	-	-	-	-	13,780,647	(22,007)	13,758,640
Appropriation to statutory reserve	-	-	-	515,976	-	-	(515,976)	-	-
Share-based compensation - Note 21	-	-	411,337	-	-	-	-	-	411,337

Balance, June 30, 2013	36,823,626	$36,824	$22,265,802	$10,127,590	$8,308,154	$8,768,247	$103,312,165	$220,141	$153,038,923

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2013 and 2012
(Stated in US Dollars)

	Six months ended June 30,
	(Unaudited)
	2013	2012
Cash flows from operating activities
Net income before noncontrolling interest	$13,758,640	$14,641,324
Adjustments to reconcile net income before noncontrolling interest to net cash (used in) provided by operating activities :-
Depreciation and amortization	961,878	881,333
Deferred taxes	-	(15,845)
Unrealized gain of forward exchange contracts	-	(358,088)
Realized gain of held for trading investments	(2,112)	(195)
Provision for obsolete inventories	8,083	9,809
Provision for doubtful debts	777	912
Share-based compensation	411,337	851,222
Changes in operating assets and liabilities :-
Trade receivables	2,272,270	(98,414)
Bill receivable	(7,983)	-
Other receivables, prepayments and deposits	(6,106,173)	917,489
Inventories	(16,076,057)	(10,335,419)
Trade payables	(1,211,238)	(697,693)
Restricted cash held as collateral for forward exchange contracts	-	492,360
Receipts in advance	351,934	256,751
Other payables and accrued expenses	(848,093)	44,467
Income tax payable	138,117	144,646

Net cash flows (used in) provided by operating activities	(6,348,620)	6,734,659

Cash flows from investing activities
Payments to acquire and deposit for acquisition of property, plant and equipment	(4,246,423)	(1,625,025)
Proceeds from disposal of property, plant and equipment	30,529	12,257
Payments to acquire land use right	-	(12,621,279)
Payments to acquire held for trading investments	-	(871,915)
Refund of deposits for acquisition of land use rights	1,676,468	-
Proceeds from disposal of held for trading investments	84,760	792,845

Net cash flows used in investing activities	(2,454,666)	(14,313,117)

Cash flows from financing activities
Proceeds from secured borrowings	17,914,490	17,706,972
Repayments of secured borrowings	(10,651,056)	(10,304,929)
Decrease in loans from third parties	-	(158,530)
Increase in restricted cash held as collateral for bill payables	(61,358)	(1,108,900)
Increase in restricted cash held as collateral for bank loans	(2,646,040)	(3,273,645)
Increase in bill payables	204,470	1,107,010
Advance from (repayments to) related parties	92,799	(615,982)
Capital contributions from noncontrolling interests	237,750	-

Net cash flows provided by financing activities	5,091,055	3,351,996

Effect of foreign currency translation on cash and cash equivalents	159,579	121,959

Net decrease in cash and cash equivalents	(3,552,652)	(4,104,503)
Cash and cash equivalents - beginning of period	9,756,103	12,832,811

Cash and cash equivalents - end of period	$6,203,451	$8,728,308
Supplemental disclosures for cash flow information
Cash paid for :-
Interest, net of capitalized interest	$694,703	$457,537
Income taxes	$132,067	$130,285
Non-cash operating and investing activities:-
Transfer of withholding tax payable to amount due to related parties	$-	$630,040

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information and general

Asia Green Agriculture Corporation (the "Company") was organized on May 21, 2008 as a Nevada corporation.

On August 20, 2010, the Company completed the acquisition of Fujian Yada Co., Ltd. (“Fujian Yada”) and since that time has been engaged in the production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of June 30, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of June 30, 2013 and December 31, 2012, the Company did not have any balance of gross trade receivables due from any individual customer that represented 10% or more of the Company’s gross trade receivables.

During the six months ended June 30, 2013 and 2012, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

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

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 1 inputs as of June 30, 2013 and December 31, 2012 :-

	Total fair value measurement
	as of
	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Held for trading investment	$-	$81,250

	Included in the following
	items of condensed consolidated
	statements of	Three months ended		Six months ended
	income and comprehensive income	June 30,		June 30,
		2013	2012	2013	2012
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Realized gain recorded - held for trading investments	Other income (loss), net	$871	$195	$2,112	$195

The Company measures the fair value of held for trading investments by obtaining the quoted price in active markets. There were no changes in valuation techniques during the six months ended June 30, 2013 and 2012.

The Company did not have any financial instruments recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements that were based on the use of Level 2 inputs as of June 30, 2013 and December 31, 2012.

	Included in the following
	items of condensed consolidated
	statements of	Three months ended		Six months ended
	income and comprehensive income	June 30,		June 30,
		2013	2012	2013	2012
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Realized loss recorded - forward exchange contracts	Other income (loss), net	$-	$(44,765)	$-	$(121,618)
Unrealized (loss) gain recorded - forward exchange contracts	Other income (loss), net	-	(209,141)	-	358,088

Total (loss) gain recorded		$-	$(253,906)	$-	$236,470

The Company estimated the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the six months ended June 30, 2012. The Company did not enter into any foreign exchange forward contracts during the three and six months ended June 30, 2013.

Noncontrolling interest

Noncontrolling interest resulted from the consolidation of a 70% owned subsidiary, Sanda E-business.

Recently issued accounting pronouncements

The Company evaluated all recently issued accounting pronouncements, namely ASU 2011-11, ASU 2011-12, ASU 2012-02, ASU 2012-04, ASU 2013-01, ASU 2013-02, ASU 2013-03, ASU 2013-04, ASU 2013-05, ASU 2013-07, ASU 2013-09 and ASU 2013-11. The Company does not expect these adoptions to have material impacts on the Company’s condensed consolidated financial statements.

3.	Restricted cash, bill payables and trade payables

Restricted cash as of June 30, 2013 and December 31, 2012 consisted of the following:-

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Bank deposits held as collateral for bank loans - Note 16	$2,682,560	$-
Bank deposits held as collateral for bill payables - Note 3(a)	869,587	791,500

	$3,552,147	$791,500

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

4.	Trade receivables, net

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Trade receivables	$31,446,853	$32,902,687
Less : Allowance for doubtful accounts	(385)	-

	$31,446,468	$32,902,687

Trade receivables with carrying value of $1,773,444 and $1,593,782 as of June 30, 2013 and December 31, 2012 respectively were pledged as collateral under certain loan agreements (Note 16).

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2013 and 2012 is as follows:

	Six months ended June 30,
	(Unaudited)
	2013	2012

Balance at beginning of the period	$-	$16
Provision for doubtful debts	777	912
Bad debts written off against trade receivables	(392)	(153)
Translation adjustments	-	(1)
	$385	$774

Provision for doubtful debts of $777 and $912 were charged to operations during the six months ended June 30, 2013 and 2012 respectively. During the three months ended June 30, 2013 and 2012, provision for doubtful debts amounted to $385 and $597 respectively.

5.	Other receivables, prepayments and deposits

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Prepayments*	$10,711,400	$4,465,025
Deposits	1,174,687	1,155,005
Other receivables	34,886	9,374

	$11,920,973	$5,629,404

* Represents primarily prepayment for the production of fresh produce which are expected to be recorded as cost of sales upon harvest within one year.

6.	Inventories

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Raw materials and packaging materials	$1,340,223	$720,752
Bamboo and other growing crops	24,057,084	14,775,986
Finished goods	9,568,773	2,817,769

	34,966,080	18,314,507
Less: Provision for obsolete inventories	(13,578)	(5,304)

	$34,952,502	$18,309,203

As of June 30, 2013 and December 31, 2012, the inventories with carrying amount of $1,015,452 and $419,743 were pledged as collateral under certain loan agreements (Note 16).

Provision for obsolete inventories of $8,083 and $9,809 were charged to operations during the six months ended June 30, 2013 and 2012 respectively. During the three months ended June 30, 2013 and 2012, provision for obsolete inventories amounted to $3,169 and $7,115 respectively.

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

Hong Kong

Misaky is incorporated in Hong Kong and subject to profit tax at a rate of 16.5% on the assessable profits during the periods. No provision for Hong Kong profit tax has been made on Misaky as Misaky had no taxable income in this jurisdiction for the reporting periods.

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

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new EIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the EIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operations. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of June 30, 2013.

8.	Net finance costs

Details of finance costs are summarized as follows:-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012

Total interest cost incurred, net of capitalized interest	$209,622	$242,655	$722,938	$537,371
Less: Interest income	(2,362)	(5,588)	(17,396)	(28,803)

Net interest cost	207,260	237,067	705,542	508,568
Other finance costs	61,481	148,875	129,248	211,965

	$268,741	$385,942	$834,790	$720,533

9.	Other income (loss), net

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012

Change in fair value of foreign exchange forward contracts	$-	$(253,906)	$-	$236,470
Realized gain of held for trading investments	871	195	2,112	195
Other income	15,947	420	39,133	1,128

	$16,818	$(253,291)	$41,245	$237,793

10.	Earnings per share

During the reporting periods, potential dilutive shares were excluded from the computation of earnings per share as their effect is anti-dilutive. The anti-dilutive instruments including 1,359,113 warrants and 2,725,013 share options were excluded from the calculation of earnings per share for the three and six months ended June 30, 2013. Accordingly, the basic and diluted earnings per share are the same.

11.	Property, plant and equipment, net

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Costs :
Buildings	$16,629,192	$11,187,653
Plant and machinery	4,627,091	3,207,648
Motor vehicles	222,239	217,034
Electronic equipment	290,106	192,907

	21,768,628	14,805,242
Accumulated depreciation	(3,946,720)	(3,374,254)
Construction in progress	9,951,247	12,423,449

Net	$27,773,155	$23,854,437

(i) During the reporting periods, depreciation charge is included in :-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012

Cost of sales and overheads of inventories	$255,123	$127,197	$449,003	$256,027
Selling expenses	919	1,003	1,964	3,074
Administrative expenses	19,470	64,390	48,305	128,657

	$275,512	$192,590	$499,272	$387,758

As of June 30, 2013 and December 31, 2012, buildings and plant and machinery with carrying amount of $15,891,353 and $7,894,166 were pledged as collaterals under certain loans and bill payables arrangements, respectively (Note 16).

During the six months ended June 30, 2013, property, plant and equipment with net book value of $30,529 were disposed of at a consideration of $30,529, resulting a gain of $Nil. During the six months ended June 30, 2012, property, plant and equipment with net book value of $12,257 were disposed of at a consideration of $12,257, resulting a gain of $Nil.

Capitalized interest for the six months ended June 30, 2013 and 2012 was immaterial.

(ii) Construction in progress:-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices.

12.	Land use rights

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Land use rights :
- for office premises, production facilities and warehouse	$2,243,275	$2,197,465
- for growing and plantation	35,928,524	25,277,499
Accumulated amortization	(2,266,606)	(1,763,202)

	$35,905,193	$25,711,762

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

(c)

During the six months ended June 30, 2013 and 2012, amortization amounted to $462,606 and $493,575 respectively. During the three months ended June 30, 2013 and 2012, amortization amounted to $232,457 and $228,891 respectively. The estimated amortization expense for each of the five succeeding years is approximately $1,260,000 each year.

(d)	As of June 30, 2013 and December 31, 2012, land use rights with carrying amounts of $8,953,575 and $3,670,501 were pledged as collateral under certain loan arrangements (Note 16).

13.	Deposits paid

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Deposits paid for :
- acquisition of land use rights	$38,068,694	$47,363,613
- acquisition of property, plant and equipment	458,514	1,077,414

	$38,527,208	$48,441,027

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

Owing to some administrative difficulties in transferring the Forestry Right Certificate to Fujian Yada, on March 30, 2013, Fujian Yada entered into a separate agreement with the Seller to cancel the transfer agreement dated December 29, 2011. Fujian Yada received partial payments of deposits amounted to RMB8,770,000 in March 2013 and the remaining balance of RMB1,730,000 was received in May 2013.

14.	Other payables and accrued expenses

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Interest payable	$115,889	$87,655
Pension payable - Note 14(a)	575,310	563,562
VAT payable	1,422,816	2,068,234
Salaries payable	325,556	329,906
Accrued audit fee	26,231	205,790
Liquidated damage payable - Note 20	443,686	443,686
Construction cost payable	7,478	951,270
Payable for acquisition of land use rights	1,538,593	-
Other payables	757,011	737,246

	$5,212,570	$5,387,349

Note :-
(a)

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

15.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Madam Zhou Liufeng, Mr. Zhan’s spouse, and are interest-free, unsecured and repayable on demand.

16.	Secured borrowings

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Secured short-term borrowings	$21,911,344	$14,260,908

The weighted-average interest rate on short-term borrowings as of June 30, 2013 and December 31, 2012, were 5.95% and 6.79%, respectively. The details of the Company’s banking facilities as of June 30, 2013 were as follows:-

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$21,912,960	$21,911,344	$1,616

The secured borrowings were secured as following:-

(i)	The Company’s assets with following carrying values :-

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Property, plant and equipment (Note 11)	$15,891,353	$7,894,166
Trade receivable (Note 4)	1,773,444	1,593,782
Land use rights (Note 12)	8,953,575	3,670,501
Inventories (Note 6)	1,015,452	419,743

	$27,633,824	$13,578,192

(ii)	Guarantees executed by third parties;

(iii)	Guarantees executed by Mr. Zhan and Liufeng Zhou, Mr. Zhan’s spouse; and

(iv)	Guarantees executed by certain staff of the Company.

As of June 30, 2013, Fujian Yada’s secured short-term borrowings of $8,968,800 are subject to the fulfillment of certain financial covenants at any time as follows :-

(i)	To maintain a minimum current ratio of 1.0;
(ii)	To maintain a minimum quick ratio of 0.7; and
(iii)	To maintain a maximum debt to asset ratio of 60%.

As of June 30, 2013, Shixing Yada’s secured short-term borrowings of $3,232,000 are subject to the fulfillment of certain financial covenants at any time as follows :-

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

In the opinion of the Board of Directors, none of the above covenants, relating to secured short-term borrowings had been breached as of June 30, 2013.

17.	Held for trading investments

	Total fair value measurement
	as of
	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Balance at beginning of the period	$81,250	$-
Acquisitions of held for trading investments	-	871,915
Disposal of held for trading investment	(81,250)	(792,650)

	-	79,265
Unrealized gain of held for trading investments	-	2,100
Effect of foreign currency translation	-	(115)

	$-	$81,250

Held for trading investments represented the Company’s investments in unit trust offered by a PRC financial institution or a PRC recognized asset management company. The Company could call the redemption of investments and receive the redemption price based on the rate of return as announced by the financial institution and the asset management company.

18.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $47,251 and $31,254 for the six months ended June 30, 2013 and 2012 respectively.

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

19.	Statutory reserve and other surplus reserve (Cont’d)

Other surplus reserve

Other surplus reserve represented the voluntarily appropriation of 10% of the PRC subsidiaries’ net income calculated in accordance with accounting principles generally accepted in the PRC, and approved from the board of directors’ meetings. The transfer to other surplus reserve is used to retain certain income for future business expansion.

20.	Commitments and contingencies

Capital commitment

As of June 30, 2013 and December 31, 2012, the Company had capital commitments as follows:-

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Construction of new building facilities	$592,655	$2,386,861
Acquisition of land use rights	9,315,173	11,047,662

	$9,907,828	$13,434,523

Operating lease commitment

The Company leases certain land use rights under operating leases. As of June 30, 2013 the future minimum lease payments under non-cancelable operating leases were as follows:-

Within 1 year	$3,715,091
In the second year	3,663,795
In the third year	3,659,486
In the fourth year	3,632,553
In the fifth year	3,621,779
Thereafter	47,312,655

$65,605,359

Rental expense for operating leases amounted to $1,859,790 and $1,830,724 for the six months ended June 30, 2013 and 2012, respectively, have been recorded in cost of sales and inventories.

Rental expense for operating leases amounted to $935,053 and $957,100 for the three months ended June 30, 2013 and 2012, respectively, have been recorded in cost of sales and inventories.

Registration payment arrangement

In connection with a private placement of $15.3 million of common stock and warrants that took place on August 20, 2010, the Company agreed to file a registration statement covering the resale of the common stock and common stock underlying the warrants. The Company agreed to use its best efforts to have the registration statement declared effective prior to January 17, 2011. The registration statement was not declared effective until July 15, 2011. Under the terms of the subscription agreement for the offering, the Company was required to pay liquidated damages to the investors in cash in an amount equal to 0.5% per month of the aggregate amount invested, subject to a cap of 6.0%, for each month that the registration statement was delayed. In accordance with ASC 450 “Contingencies”, the Company recorded a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. A provision for the liquidated damages was made in an amount of $443,686 as of June 30, 2013. No liquidated damages were charged to administrative expenses for the six months ended June 30, 2013 and 2012.

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

A summary of share option plan activity for the six months ended June 30, 2013 is presented below:

		Weighted average	Remaining	Aggregate
	Number	exercise price per	contractual	intrinsic
	of shares	share	term	value (1)
Outstanding as of January 1, 2013	2,725,013	$4.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2013	2,725,013	$4.00	7.6 years	$-

Exercisable as of June 30, 2013	1,476,047	$4.00	7.6 years	$-

(1)	There was no aggregate intrinsic value as the weighted average exercise price of options of $4.00 is in excess of the estimated value of the Company’s common stock as of June 30, 2013.

The weighted average grant-date fair value of options granted during 2011 was $1.777 per share. The Company recognized compensation expense arising from abovementioned share options granted in the amount of $411,337 and $851,222 for the six months ended June 30, 2013 and 2012 respectively. The compensation expense was allocated to administrative expenses in the amount of $311,282 and $655,184 and selling expense in the amount of $100,055 and $196,038 for the six months ended June 30, 2013 and 2012 respectively.

As of June 30, 2013, there were no other share options granted to employees and directors.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Estimated stock price	$4.00
Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of June 30, 2013, there was unrecognized compensation cost of $918,740 related to the above non-vested share options which are expected to be recognized over approximately 2.6 years.

21.	Share based compensation (Cont'd)

Warrants

On February 10, 2011, the Company issued warrants to a service provider in exchange for investor relation services provided to the Company. The warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share. These warrants have exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. No compensation expense arising from the abovementioned warrants was recognized or allocated to administrative expenses for the six months ended June 30, 2013 and 2012.

The fair value of the above warrants issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions:-

Stock price and exercise price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	2.41%

As of June 30, 2013, there was no unrecognized compensation cost related to the above warrants.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There were no inter- segment sales or transfers during the three and six months ended June 30, 2013 and 2012. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2013	2012	2013	2012	2013	2012

Revenue from external customers	$40,976,424	$39,174,765	$16,741,481	$17,684,220	$57,717,905	$56,858,985

Segment profit	$12,780,454	$13,651,849	$5,154,523	$4,665,209	$17,934,977	$18,317,058

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2013	2012	2013	2012	2013	2012

Revenue from external customers	$12,124,329	$13,286,219	$9,618,247	$10,886,736	$21,742,576	$24,172,955

Segment profit	$3,148,917	$4,704,358	$3,975,011	$3,787,228	$7,123,928	$8,491,586

22.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012

Total consolidated revenue	$21,742,576	$24,172,955	$57,717,905	$56,858,985

Total profit for reportable segments	$7,123,928	$8,491,586	$17,934,977	$18,317,058
Unallocated amounts relating to operations :-
Administrative expenses	(1,300,839)	(804,244)	(2,429,657)	(2,155,490)
Selling expenses	(431,349)	(407,273)	(777,093)	(954,886)
Government grant income	39,445	9,211	103,205	186,507
Other income (loss), net	16,818	(253,291)	41,245	237,793
Net finance costs	(268,741)	(385,942)	(834,790)	(720,533)

Income before income taxes and noncontrolling interest	$5,179,262	$6,650,047	$14,037,887	$14,910,449

All of the Company’s long-live assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012

PRC	$20,692,033	$22,695,384	$55,400,992	$53,748,288
Japan	1,050,543	1,477,571	2,316,913	3,110,697

Total	$21,742,576	$24,172,955	$57,717,905	$56,858,985

During the reporting periods, no individual customer represented 10% or more of the Company’s consolidated revenue.

23.	Related party transactions

Apart from the transactions as disclosed in notes 15 and 16 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the six months ended June 30, 2013 and 2012.

24.	Subsequent events

The Company evaluated all events or transactions that occurred after June 30, 2013 through the date the financial statements were issued and has determined that there are no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

OVERVIEW

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. We also sell mature bamboo wood from our forests for use in manufacturing a variety of bamboo products. Bamboo shoot products accounted for approximately 45% of our revenue in 2012, while fresh vegetables and fruit accounted for approximately 31% of revenue, processed vegetables for 6% of revenue, and bamboo wood for 18% of revenue, respectively. In the six months ended June 30, 2013, bamboo shoot products accounted for approximately 72% of our revenue, while fresh vegetables and fruits accounted for approximately 20%, processed vegetables for 4%, and bamboo wood for 4%.

In addition to our vertically integrated operation (from planting, manufacturing and sales of final products), we also acquire raw materials from outsiders from time to time to meet our continuous sales growth. We can supply most of our requirements for fresh raw materials from our own land. During peak season, we nevertheless purchase raw materials from surrounding bamboo shoot manufacturers for our further processing. We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale. Accordingly, our ability to grow is partially dependent on the area of lands we control under lease or acquisition, and our processing and storage capacity. We are currently experiencing rapid growth in our business and continually seeking to procure additional lands for planting. We anticipate making capital expenditures over the next 6 to 18 months to increase our bamboo forest capacity, increase and improve our production resources and facilities.

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as in the Japanese market. We derived approximately 95% and 5% of our revenue in China and in Japan, respectively, in 2012 and approximately 96% and 4% in China and in Japan, respectively, in the first six months of 2013.

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

We believe that the investments we made in physical facilities and planting bases in 2012 and the first six months of 2013 establish a strong foundation for growth during 2013 and beyond. Our growth strategy is currently centered on the following initiatives:

  Expand our planting bases.
  Further expand our domestic sales and distribution network and enter new markets.
  Continue promotion of internet sales via www.taobao.com (淘寶特色中國武夷館)
  Increase our processing facilities and cold storage capacity.
  Further enhance our brand recognition.

RECENT DEVELOPMENTS

Net sales for the first six months of 2013 were $57.7 million, an increase of approximately 1.5% over net sales in the first six months of 2012. Net income attributable to Company’s common stockholders for the first six months of 2013 was $13.8 million, a decrease of approximately 5.9%, compared to $14.6 million for the six months ended June 30, 2012.

Our continued growth has been the result of focus on our five core initiatives:

  Expand our planting bases.
  Further expand our domestic sales and distribution network and enter new markets.
  Continue promotion of internet sales via www.taobao.com (淘寶特色中國武夷館).
  Increase our processing facilities and cold storage capacity.
  Further enhance our brand recognition.

We had acquired additional bamboo forest or planting bases during the six months ended June 30, 2013. Furthermore, we anticipate making capital expenditures over the next 6 to 18 months to increase our bamboo forest capacity. The table below summarizes our planting bases as of December 31, 2012 and June 30, 2013.

	December 31, 2012	June 30, 2013
Bamboo forest	53,897 acres	57,076 acres
	(218.11 square kilometers)	(231.00 square kilometers)
Vegetables & Fruits	12,500 acres	12,500 acres
	(50.59 square kilometers)	(50.59 square kilometers)

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of our internal sales team members, outside sales agents and markets served as of December 31, 2012 and June 30, 2013.

	December 31, 2012	June 30, 2013
Internal Sales Team Members	63	82
Distributors	214	244

During the remainder of 2013, we plan to continue expansion of our sales network domestically. We have no immediate plans to expand our international sales presence beyond Japan.

We had an 11,500 metric ton cold storage facility as of June 30, 2013 for storing fresh and semi-finished products. As of June 30, 2013, our existing construction work related to new logistic, trading and testing center and staff quarters had partially completed. The remaining construction in progress is expected to complete by the end of 2013. The mushroom processing plant (Phase 1) is now under its normal production schedule.

We have been gaining brand recognition in China, especially in Fujian Province. Our brand  was awarded as a “ ” Well Known Trademark of China” in May 2011. As of June 30, 2013, we had expanded our sales network to over 800 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets.

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

Other Accounting Policies and Estimates

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the three months		For the three months
Item	ended		ended
	June 30, 2013		June 30, 2012
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales

Net sales	$21,743	100%	$24,173	100%
Cost of sales	(14,619)	(67)%	(15,681)	(65)%
Gross profit	7,124	33%	8,492	35%
Selling and administrative expenses	(1,732)	(8)%	(1,212)	(5)%
Operating income	5,392	25%	7,280	30%
Government grant income	39	0%	9	0%
Other income (loss) - net	17	0%	(253)	(1)%
Net finance costs	(269)	(1)%	(386)	(2)%
Income before income taxes and noncontrolling interest	5,179	24%	6,650	27%
Income taxes	(86)	0%	(20)	0%
Net income before noncontrolling interest	5,093	24%	6,630	27%
Net loss attributable to noncontrolling interest	5	0%	-	0%
Net income attributable to Company’s common stockholders	5,098	24%	6,630	27%

The functional currency of the Company is RMB; however, our financial information is expressed in US Dollars. The results of operations reported in the table above are based on the exchange rate of RMB 6.2112 to $1.00 for the three months ended June 30, 2013 and the rate of RMB 6.3080 to $1.00 for the three months ended June 30, 2012.

Net Sales. Our net sales consist of revenue derived from the sale of our products, less discounts and returns. For the three months ended June 30, 2013, our net sales were $21.7 million compared to $24.2 million for the same period of last year, a decrease of $2.5 million or approximately 10%. The decrease was primarily due to decreased sales volume in the second quarter of 2013. Weather conditions resulted in the early harvest of fresh produce, particularly our bamboo forests, shifting some sales into the first quarter of 2013. Of the decrease in net sales, approximately $3.0 million was attributable to decreased sales volume of our products, while approximately $0.2 million due to lower average selling prices of our products and approximately $0.7 million was due to the appreciation of the RMB against the US dollars.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the three months ended June 30, 2013 our cost of sales were $14.6 million compared to $15.7 million for the same period of last year, a decrease of $1.1 million or approximately 7%. This decrease was primarily due to lower sales volume, as sales decreased by 10% over the prior period. Cost of sales was also impacted by an increase in production costs, including direct labor. As a percentage of net sales, our cost of sales increased slightly to approximately 67% for the three months ended June 30, 2013 from approximately 65% for the three months ended June 30, 2012.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $7.1 million for the three months ended June 30, 2013 compared to $8.5 million for the same period of last year, a decrease of $1.4 million or approximately 16%. Gross profit as a percentage of net sales was approximately 33% and 35% for the three months ended June 30, 2013 and 2012, respectively.

Selling and Administrative Expenses. Our selling and administrative expenses increased by $0.5 million, or approximately 42%, to $1.7 million for the three months ended June 30, 2013 from $1.2 million for the three months ended June 30, 2012.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses remained at $0.4 million for both the three months ended June 30, 2013 and 2012. As a percentage of net sales, selling expenses for the three months ended June 30, 2013 were approximately 2% of net sales, comparable to 2% for the three months ended June 30, 2012.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased by $0.5 million, or approximately 63%, to $1.3 million for the three months ended June 30, 2013 from $0.8 million for the three months ended June 30, 2012. The increase was mainly attributed to an increase in insurance expense of approximately $0.3 million and exchange losses of approximately $0.2 million. As a percentage of net sales, administrative expenses increased to approximately 6% for the three months ended June 30, 2013 from 3% for the three months ended June 30, 2012.

Net Finance Costs. Our net finance costs decreased to approximately $0.3 million for the three months ended June 30, 2013 from approximately $0.4 million for the three months ended June 30, 2012 which was rather comparable in both quarters. As a percentage of net sales, net finance costs decreased to 1% for the three months ended June 30, 2013 from 2% for the three months ended June 30, 2012.

Income Taxes. We had income taxes of approximately $0.09 million for the three months ended June 30, 2013, compared to approximately $0.02 million for the three months ended June 30, 2012 primarily because the more fresh produces were not subject to tax in the second quarter of 2012.

Net Income. Our net income attributable to Company’s common stockholders decreased by $1.5 million or approximately 23%, to $5.1 million for the three months ended June 30, 2013 from $6.6 million for the three months ended June 30, 2012. The main reasons for the decrease of our net income were due to change in our key components of our results of operations discussed above.

Six months Ended June 30, 2013 Compared to Six months Ended June 30, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the six months		For the six months
Item	ended		ended
	June 30, 2013		June 30, 2012
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales
Net sales	$57,718	100%	$56,859	100%
Cost of sales	(39,783)	(69)%	(38,542)	(68)%
Gross profit	17,935	31%	18,317	32%
Selling and administrative expenses	(3,207)	(6)%	(3,110)	(5)%
Operating income	14,728	25%	15,207	27%
Government grant income	103	0%	187	0%
Other net income	41	0%	237	0%
Net finance costs	(835)	(1)%	(721)	(1)%
Income before income taxes and noncontrolling interest	14,037	24%	14,910	26%
Income taxes	(279)	0%	(269)	0%
Net income before noncontrolling interest	13,758	24%	14,641	26%
Net loss attributable to noncontrolling interest	22	0%	-	0%
Net income attributable to Company’s common stockholders	13,780	24%	14,641	26%

The functional currency of the Company is RMB; however, our financial information is expressed in US Dollars. The results of operations reported in the table above is based on the exchange rate of RMB 6.2461 to $1.00 for the six months ended June 30, 2013 and the rate of RMB 6.3028 to $1.00 for the six months ended June 30, 2012.

Net Sales. Our net sales consist of revenue derived from the sale of our products, less discounts and returns. For the six months ended June 30, 2013, our net sales were $57.7 million compared to $56.9 million for the same period of last year, an increase of $0.8 million or approximately 1.4%. The increase was primarily due to increased sales volume resulting from higher production capacity from our expanded planting bases, particularly our bamboo forests. Of such increase, approximately $2.8 million was attributable to increased sales volume of our products, offset by approximately $2.5 million due to lower average selling prices of our products and increased by approximately $0.5 million was due to the appreciation of the RMB against the US dollars.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the six months ended June 30, 2013 our cost of sales were $39.8 million compared to $38.5 million for the same period of last year, an increase of $1.3 million or approximately 3%. This increase was primarily due to higher sales volume, as sales increased by 1.4% over the prior period. We also experienced an increase in direct costs of processed bamboo shoot products, including direct labor costs. As a percentage of net sales, our cost of sales increased slightly to approximately 69% for the six months ended June 30, 2013 from approximately 68% for the six months ended June 30, 2012.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $17.9 million for the six months ended June 30, 2013 compared to $18.3 million for the same period of last year, a decrease of $0.4 million or approximately 2%. Gross profit as a percentage of net sales was approximately 31% and 32% for the six months ended June 30, 2013 and 2012, respectively.

Selling and Administrative Expenses. Our selling and administrative expenses increased slightly by $0.1 million, or approximately 3%, to $3.2 million for the six months ended June 30, 2013 from $3.1 million for the six months ended June 30, 2012.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses decreased to $0.8 million for the six months ended June 30, 2013, from $1.0 million for the six months ended June 30, 2012. This was primarily due to the decrease in non-cash compensation expenses of approximately $0.1 million arising from the grant of employee stock option, and a decrease of transportation charges of $0.1 million as more of our customers preferred to pick up their goods at our factory. As a percentage of net sales, selling expenses for the six months ended June 30, 2013 were approximately 1.3% of net sales, comparable to 1.7% for the six months ended June 30, 2012.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased by $0.3 million, or approximately 14%, to $2.4 million for the six months ended June 30, 2013 from $2.1 million for the six months ended June 30, 2012. The increase was mainly attributed to exchange losses incurred. As a percentage of net sales, administrative expenses decreased to approximately 4.2% for the six months ended June 30, 2013 from 3.7% for the six months ended June 30, 2012.

Net Finance Costs. Our net finance costs increased to approximately $0.8 million for the six months ended June 30, 2013 from approximately $0.7 million for the six months ended June 30, 2012. The increase is mainly due to increase in bank borrowings to finance the expansion of our operations. As a percentage of net sales, net finance costs remained at 1% for the six months ended June 30, 2013 and June 30, 2012.

Income Taxes. We had income taxes of approximately $0.3 million for the six months ended June 30, 2013, similar to approximately $0.3 million for the six months ended June 30, 2012 primarily because we had comparable taxable profits for the two periods, after tax exemption on profits from sales of fresh produce.

Net Income. Our net income attributable to Company’s common stockholders decreased by $0.8 million or approximately 5.5%, to $13.8 million for the six months ended June 30, 2013 from $14.6 million for the six months ended June 30, 2012. The main reasons for the decrease of our net income were due to the changes in our other key components of our results of operations discussed above.

Liquidity and Capital Resources

The following table provides detailed information regarding key balance sheet items and other items affecting our liquidity for the financial statement periods presented in this report.

As of
	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Cash and cash equivalents	$6.2 million	$9.8 million
Accounts receivable	31.4 million	32.9 million
Working capital	50.9 million	37.6 million
Days sales outstanding	99	96

Our account receivables as of June 30, 2013 were $31.4 million, compared to $32.9 million as of December 31, 2012. Our days sales outstanding increased to 99 days as of June 30, 2013, from 96 days as of December 31, 2012. This was mainly due to extended credit term granted to some of the customers.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six months Ended
	June 30,
	(Unaudited)
	2013	2012

Net cash (used in) / provided by operating activities	$(6,349)	$6,734
Net cash used in investing activities	(2,455)	(14,313)
Net cash provided by financing activities	5,091	3,352
Effect of exchange rate on cash and cash equivalents	160	122
Cash and cash equivalents at the beginning of the period	9,756	12,833
Cash and cash equivalents at the end of the period	6,203	8,728

Cash Flows from Operating Activities.

Net cash used in operating activities was $6.3 million for six months ended June 30, 2013, compared to net cash provided by operating activities of $6.7 million for six months ended June 30, 2012. The decrease in cash from operations was primarily attributable to an increase in other receivables and prepayments, and inventories, which was partly offset by decrease in trade receivables and additional net income generated in the period.

Cash Flows from Investing Activities.

Net cash used in investing activities for the six months ended June 30, 2013 was $2.5 million compared to $14.3 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we invested $4.2 million to acquire property, plant and equipment. This amount was offset by a refund of $1.7 million of capital expenditures related to the cancellation of an agreement to acquire bamboo forest. The overall decrease in cash used in investment was primarily related to decreased deposits and payments to acquire land use rights, as we did not acquire any new land use rights during the six months ended June 30, 2013, compared to $12.6 million during the same period in the prior year.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $5.1 million in the six months ended June 30, 2013 compared to $3.4 million used in financing activities for the six months ended June 30, 2012. Net cash provided by financing activities for the six months ended June 30, 2013 was primarily attributable to borrowings under bank credit facilities.

Contractual Obligations and Commitments

Our short term borrowings consist of secured bank loans under a number of credit facilities with commercial banks in China. The weighted-average interest rate on short-term borrowings as of June 30, 2013 and December 31, 2012, were 5.95% and 6.79% respectively. The details of our banking facilities as of June 30, 2013 were as follows: -

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$21,912,960	$21,911,344	$1,616

For additional details, please refer to Note 16 to our condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 on page 13.

Our operating leases relate to payments for land use rights for our facilities, planting bases and bamboo forests. Our rights to our corporate facilities extend until 2053 to 2055. The rights to our planting basis range from 7 to 30 years and the rights to our bamboo forests generally range from 20 to 37 years. As of June 30, 2013 the future minimum lease payments under non-cancelable operating leases were as follows:

Within 1 year	$3,715,091
In the second year	3,663,795
In the third year	3,659,486
In the fourth year	3,632,553
In the fifth year	3,621,779
Thereafter	47,312,655

$65,605,359

For additional details, please refer to Note 20 to our condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 on page 15.

Contingent Liabilities

We have made a provision of approximately $575,000 to cover potential liability with respect to certain unpaid social insurance obligations for full-time employees. We believe that the total potential liabilities include cost of rectifying non-compliance of the social insurance obligations for full-time employees and temporary workers, and the cost of rectifying non-compliance of the housing fund obligations for full-time employees and temporary workers, and may be as much as $3,610,000. See “Risk Factors—We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” in our annual report on Form 10-K for the year ended December 31, 2012. The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

Our capital expenditures were approximately $4.2 million for the six months ended June 30, 2013. Our capital expenditures were solely used to acquire property, plant and equipment. We currently estimate that our capital expenditures in fiscal year 2013 will be approximately $15 million, which we intend to use primarily for expansion of bamboo forests, and the construction of our new logistic, trading and testing center and staff quarters.

Capital Resources

As of June 30, 2013, we had only a minimal amount of unused credit facility that was available to us. Our cash and cash equivalents decreased by $3.6 million during the six months ended June 30, 2013. Our overall working capital position increased by $13.2 million. Based on our recent operating experience, we anticipate that cash generated from operations together with commercial borrowings will be sufficient to fund our working capital requirements and anticipated growth over the next 12 months.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2013, our disclosure controls were effective at that “reasonable assurance” level.

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

ASIA GREEN AGRICULTURE CORPORATION

Date: August 14, 2013	/s/ CHIN HON SIANG ALEX
Chin Hon Siang Alex, Chief Financial Officer
(Principal Accounting Officer)

Exhibit
No.	Document Description	Incorporation by
Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith