Form 10-Q
period 2013-09-30
Asia Green Agriculture Corp
filed 2013-11-14
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [ X ]

As of November 14, 2013, the issuer had 36,823,626 shares of common stock outstanding.

ASIA GREEN AGRICULTURE CORPORATION
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2013

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2013 and 2012
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2013	2012	2013	2012

Sales revenue	$36,586,024	$33,960,445	$94,303,929	$90,819,430
Cost of sales	(22,108,234)	(19,416,494)	(61,891,162)	(57,958,421)

Gross profit	14,477,790	14,543,951	32,412,767	32,861,009

Operating expenses
Administrative expenses	885,924	890,279	3,315,581	3,045,769
Selling expenses	319,352	216,264	1,096,445	1,171,150

	1,205,276	1,106,543	4,412,026	4,216,919

Income from operations	13,272,514	13,437,408	28,000,741	28,644,090
Government grant income	164,835	276,325	268,040	462,832
Other income (loss), net - Note 9	3,142	(73,529)	44,387	164,264
Gain on disposal of interests in subsidiaries - Note 10	467,450	-	467,450	-
Net finance costs - Note 8	(322,225)	(281,493)	(1,157,015)	(1,002,026)

Income before income taxes and noncontrolling interest	13,585,716	13,358,711	27,623,603	28,269,160
Income taxes - Note 7	(135,862)	(127,194)	(415,109)	(396,319)

Net income before noncontrolling interest	13,449,854	13,231,517	27,208,494	27,872,841
Net loss attributable to noncontrolling interest	1,111	-	23,118	-

Net income attributable to Company’s common stockholders	$13,450,965	$13,231,517	$27,231,612	$27,872,841

Net income before noncontrolling interest	$13,449,854	$13,231,517	$27,208,494	$27,872,841
Other comprehensive income (loss)
Foreign currency translation adjustments	938,671	(444,152)	3,933,873	385,358

Total comprehensive income	14,388,525	12,787,365	31,142,367	28,258,199

Comprehensive (income) loss attributable to noncontrolling interest	(252)	-	17,357	-

Total comprehensive income attributable to Company’s common stockholders	$14,388,273	$12,787,365	$31,159,724	$28,258,199

Earnings per share: basic and diluted attributable to Company’s common stockholders - Note 11	$0.37	$0.36	$0.74	$0.76

Weighted average number of shares outstanding: basic and diluted	36,823,626	36,823,626	36,823,626	36,823,626

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012
(Stated in US Dollars)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,517,463	$9,756,103
Restricted cash - Note 3	481,729	791,500
Trade receivables, net - Note 4	44,061,763	32,902,687
Held for trading investment - Note 18	-	81,250
Other receivables, prepayments and deposits - Note 5	16,257,180	5,629,404
Inventories - Note 6	26,672,464	18,309,203
Deferred tax assets	1,362	1,326

Total current assets	93,991,961	67,471,473
Property, plant and equipment, net - Note 12	30,584,764	23,854,437
Deposits paid - Note 14	39,205,040	48,441,027
Land use rights - Note 13	35,772,232	25,711,762

TOTAL ASSETS	$199,553,997	$165,478,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 3	$4,913,044	$7,696,130
Bills payable - Note 3	401,622	1,583,000
Receipts in advance	592,064	190,275
Other payables and accrued expenses - Note 15	4,914,155	5,387,349
Amounts due to related parties - Note 16	242,906	345,054
Secured short-term borrowings - Note 17	20,474,592	14,260,908
Income tax payable	606,402	352,586

Total current liabilities	32,144,785	29,815,302
Deferred tax liabilities	28,147	27,403

TOTAL LIABILITIES	32,172,932	29,842,705

COMMITMENTS AND CONTINGENCIES - Note 21

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares in 2013 and 2012; none issued and outstanding Common stock: par value $0.001 per share; authorized 200,000,000 shares in 2013 and 2012; 36,823,626 shares issued and outstanding in 2013 and 2012	36,824	36,824
Additional paid-in capital	22,439,812	21,854,465
Statutory reserve - Note 20	10,158,848	9,611,614
Other surplus reserve - Note 20	8,308,154	8,308,154
Accumulated other comprehensive income	9,705,555	5,777,443
Retained earnings	116,731,872	90,047,494

TOTAL ASIA GREEN AGRICULTURE CORPORATION STOCKHOLDERS’ EQUITY	167,381,065	135,635,994

NONCONTROLLING INTEREST	-	-

TOTAL STOCKHOLDERS’ EQUITY	167,381,065	135,635,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$199,553,997	$165,478,699

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

						Accumulated
			Additional		Other	other
	Common stock		paid-in	Statutory	surplus	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserve	reserve	income	earnings	interest	Total

Balance, December 31, 2012	36,823,626	$36,824	$21,854,465	$9,611,614	$8,308,154	$5,777,443	$90,047,494	$-	$135,635,994
Foreign currency translation adjustments	-	-	-	-	-	3,928,112	-	5,761	3,933,873
Capital contributions from noncontrolling interest	-	-	-	-	-	-	-	237,750	237,750
Net income (loss)	-	-	-	-	-	-	27,231,612	(23,118)	27,208,494
Disposal of Sanda E-business - Note 10(a)	-	-	-	-	-	-	-	(220,393)	(220,393)
Appropriation to statutory reserve	-	-	-	547,234	-	-	(547,234)	-	-
Share-based compensation - Note 22	-	-	585,347	-	-	-	-	-	585,347

Balance, September 30, 2013	36,823,626	36,824	22,439,812	10,158,848	8,308,154	9,705,555	116,731,872	-	167,381,065

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2013 and 2012
(Stated in US Dollars)

	Nine months ended September 30,
	(Unaudited)
	2013	2012
Cash flows from operating activities
Net income before noncontrolling interest	$27,208,494	$27,872,841
Adjustments to reconcile net income before noncontrolling interest to net cash (used in) provided by operating activities :-
Depreciation and amortization	1,628,776	1,162,662
Deferred taxes	-	(9,157)
Unrealized gain of forward exchange contracts	-	(382,740)
Realized gain of held for trading investments	(2,112)	(1,061)
Gain on disposal of interests in subsidiaries	(467,450)	-
Provision for obsolete inventories	2,761	74,217
Provision for doubtful debts	777	929
Share-based compensation	585,347	1,129,836
Changes in operating assets and liabilities :-
Trade receivables	(10,185,008)	(10,168,523)
Bills receivables	157	-
Other receivables, prepayments and deposits	(10,860,899)	1,186,245
Inventories	(7,582,455)	(9,414,332)
Trade payables	(3,123,594)	2,385,399
Restricted cash held as collateral for forward exchange contracts	-	3,103,071
Receipts in advance	422,535	103,298
Other payables and accrued expenses	(958,660)	615,913
Income tax payable	241,935	218,256

Net cash flows (used in) provided by operating activities	(3,089,396)	17,876,854

Cash flows from investing activities
Payments to acquire and deposit for acquisition of property, plant and equipment	(6,978,960)	(5,250,307)
Proceeds from disposal of property, plant and equipment	30,529	12,257
Payments to acquire and deposit for land use rights	(633,720)	(16,852,814)
Payments to acquire held for trading investments	-	(871,915)
Net cash inflow from disposal of interests in subsidiaries	490,060	-
Refund of deposits for acquisition of land use rights	1,676,468	-
Proceeds from disposal of held for trading investments	84,760	792,845

Net cash flows used in investing activities	(5,330,863)	(22,169,934)

Cash flows from financing activities
Proceeds from secured borrowings	23,724,822	15,458,043
Repayments of secured borrowings	(18,035,664)	(13,249,064)
Decrease in loans from third parties	-	(158,530)
Decrease (increase) in restricted cash held as collateral for bills payable	694,007	(4,382,545)
Increase in restricted cash held as collateral for bank loans	(305,203)	-
(Decrease) increase in bills payable	(1,228,170)	2,686,010
Repayments to related parties	(103,560)	(530,058)
Capital contributions from noncontrolling interests	237,750	-

Net cash flows provided by (used in) financing activities	4,983,982	(176,144)

Effect of foreign currency translation on cash and cash equivalents	197,637	88,000

Net decrease in cash and cash equivalents	(3,238,640)	(4,381,224)
Cash and cash equivalents - beginning of period	9,756,103	12,832,811

Cash and cash equivalents - end of period	$6,517,463	$8,451,587
Supplemental disclosures for cash flow information
Cash paid for :-
Interest, net of capitalized interest	$1,085,609	$723,780
Income taxes	$161,293	$179,118
Non-cash operating and investing activities:-
Transfer of withholding tax payable to amount due to related parties	$-	$630,040
Receivable from disposal of Fuzhou Yada	$162,800	$-

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

(iii)

Fujian Yada Co. Ltd. was established in the Peoples Republic of China (the "PRC") and its principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products (see note 10).

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

(vi)

Fujian Xinda Food Co., Ltd. ("Xinda") was established in the PRC and its principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products (see note 10).

	(vii)	Shanghai Yada Green Food Co., Ltd. ("Shanghai Yada") was established in the PRC and its principal businesses are trading and marketing of food products.

	(viii)	Shixing Yada Forestry Development Co., Ltd. ("Shixing Yada") was established in the PRC and its principal businesses are production and marketing of bamboo related products.

	(ix)	Yudu Yada Forestry Co., Ltd. ("Yudu Yada") was established in the PRC and its principal businesses are production and marketing of bamboo related products.

(x)

Jianyang Yaxin Agriculture and Forestry Development Co., Ltd. ("Jianyang Yaxin") was established in the PRC and its principal businesses are production and marketing of fresh produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(xi)	Fujian Yada E-business Co., Ltd. ("Yada E-business") was established in the PRC and its principal business is retailing packaged foods.

2.	Summary of significant accounting policies

Basis of consolidation and presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-K.

In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of September 30, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of September 30, 2013 and December 31, 2012, the Company did not have any balance of gross trade receivables due from any individual customer that represented 10% or more of the Company’s gross trade receivables.

During the nine months ended September 30, 2013 and 2012, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

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

The following items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements were based on the use of Level 1 inputs as of September 30, 2013 and December 31, 2012 :-

	Total fair value measurement
	as of
	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Held for trading investment	$-	$81,250

	Included in the following
	items of condensed consolidated
	statements of	Three months ended		Nine months ended
	income and comprehensive income	September 30,		September 30,
		2013	2012	2013	2012
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Realized gain recorded - held for trading investments	Other income (loss), net	$-	$866	$2,112	$1,061

The Company measures the fair value of held for trading investments by obtaining the quoted price in active markets. There were no changes in valuation techniques during the nine months ended September 30, 2013 and 2012.

The Company did not have any financial instruments recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements that were based on the use of Level 2 inputs as of September 30, 2013 and December 31, 2012.

	Included in the following
	items of condensed consolidated
	statements of	Three months ended		Nine months ended
	income and comprehensive income	September 30,		September 30,
		2013	2012	2013	2012
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Realized loss recorded - forward exchange contracts	Other income (loss), net	$-	$(99,224)	$-	$(220,842)
Unrealized gain recorded - forward exchange contracts	Other income (loss), net	-	24,652	-	382,740

Total (loss) gain recorded		$-	$(74,572)	$-	$161,898

The Company estimated the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the nine months ended September 30, 2012. The Company did not enter into any foreign exchange forward contracts during the three and nine months ended September 30, 2013.

Noncontrolling interest

Noncontrolling interest resulted from the consolidation of a 70% owned subsidiary, Sanda E-business Co., Ltd. (see note 10).

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

3.	Restricted cash, bills payable and trade payables

Restricted cash as of September 30, 2013 and December 31, 2012 consisted of the following:-

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Bank deposits held as collateral for bank loans - Note 17	$361,216	$-
Bank deposits held as collateral for bills payable - Note 3(a)	120,513	791,500

	$481,729	$791,500

Note :-

(a)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 30% (2012: 50%) of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

4.	Trade receivables, net

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Trade receivables	$44,062,150	$32,902,687
Less : Allowance for doubtful accounts	(387)	-

	$44,061,763	$32,902,687

Trade receivables with carrying value of $2,693,357 and $1,593,782 as of September 30, 2013 and December 31, 2012 respectively were pledged as collateral under certain loan agreements (Note 17).

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine months ended September 30,
	(Unaudited)
	2013	2012

Balance at beginning of the period	$-	$16
Provision for doubtful debts	777	929
Bad debts written off against trade receivables	(392)	(153)
Translation adjustments	2	(4)
	$387	$788

Provision for doubtful debts of $777 and $929 were charged to operations during the nine months ended September 30, 2013 and 2012 respectively. During the three months ended September 30, 2013 and 2012, provision for doubtful debts amounted to $Nil and $17 respectively.

5.	Other receivables, prepayments and deposits

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Prepayments - Note 5(a)	$14,685,786	$4,465,025
Deposits	1,173,663	1,155,005
Other receivables	397,731	9,374

	$16,257,180	$5,629,404

Note :-

(a)

Prepayments are primarily comprised of prepaid materials (including seeds, fertilizers and pesticides) and goods, rental and labor charges in relation to the production of fresh produce which are expected to be recorded as cost of sales upon cultivating and harvesting within one year.

Initial amounts are recorded as prepayments upon making payments. Prepaid materials and goods are classified as inventories upon the receipt of those goods and transferred to costs of sales upon usage. Prepaid annual rental and labor charges are amortized, over the contract periods, as cost of sales on a straight-line basis.

6.	Inventories

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Raw materials and packaging materials	$596,942	$720,752
Bamboo and other growing crops	22,515,971	14,775,986
Finished goods	3,567,897	2,817,769

	26,680,810	18,314,507
Less: Provision for obsolete inventories	(8,346)	(5,304)

	$26,672,464	$18,309,203

As of September 30, 2013 and December 31, 2012, the inventories with carrying amount of $626,725 and $419,743 were pledged as collateral under certain loan agreements (Note 17).

Provision for obsolete inventories of $2,761 and $74,217 were charged to operations during the nine months ended September 30, 2013 and 2012 respectively. During the three months ended September 30, 2013 and 2012, (reversal of) provision for obsolete inventories amounted to $(5,322) and $64,408 respectively.

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

PRC

Pursuant to the new PRC’s enterprise income tax (“EIT”) law, Fujian Yada, Yaxin, Xinda, Shengda, Shanghai Yada, Shixing Yada, Yudu Yada, Jiangyang Yaxin and Yada E-business are generally subject to EIT at the statutory rate of 25%. The Company’s profits generated from its fresh produce and certain processed produce, which have been qualified as agriculture product under the EIT law, are exempted from EIT.

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new EIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the EIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operations. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of September 30, 2013.

8.	Net finance costs

Details of finance costs are summarized as follows:-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012

Total interest cost incurred, net of capitalized interest	$359,641	$242,056	$1,082,579	$779,427
Less: Interest income	(55,762)	(6,617)	(73,158)	(35,420)

Net interest cost	303,879	235,439	1,009,421	744,007
Other finance costs	18,346	46,054	147,594	258,019

	$322,225	$281,493	$1,157,015	$1,002,026

9.	Other income (loss), net

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012

Change in fair value of foreign exchange forward contracts	$-	$(74,572)	$-	$161,898
Realized gain of held for trading investments	-	866	2,112	1,061
Other income	3,142	177	42,275	1,305

	$3,142	$(73,529)	$44,387	$164,264

10.	Disposal

	(a)	Disposal of Sanda E-business

On July 8, 2013, Fujian Xinda Food Co., Ltd. disposed of its 70% equity interest in Fujian Sanda E-business Co., Ltd. (“Sanda E-business”), which was incorporated on January 7, 2013 to the nephew of Liufeng Zhou, Mr. Zhan’s spouse ("Liufeng Zhou's nephew"), at a total consideration of $546,624 which was settled on July 9, 2013. Liufeng Zhou's nephew is not considered as a related party to the Company as the directors of the Company consider that Liufeng Zhou's nephew whom Mr. Zhan, Zhou Liufeng or any member of the management of the Company do not control or influence or by whom they are not controlled or influenced because of the family relationship. The following table summarizes the net assets of Sanda E-business disposed of during the nine months ended September 30, 2013 :-

Net assets disposed of :-	(Unaudited)

Property, plant and equipment	$14,992
Current assets	766,576
Current liabilities	(46,924)

734,644
Noncontrolling interest	(220,393)
Translation adjustments	(22,543)

491,708
Gain on disposal of interests in subsidiaries	54,916

Total consideration, satisfied by cash	$546,624

Analysis of net inflow of cash and cash equivalents in respect of disposal of a subsidiary:
Cash consideration	$546,624
Cash and cash equivalents disposed of	(54,079)

Net cash inflow	492,545

(b)	Disposal of Fuzhou Yada

On September 20, 2013, Fujian Yada Co., Ltd. disposed of its 100% equity interest in Fuzhou Yada Green Food Co., Ltd. (“Fuzhou Yada”) to two independent third parties at a total consideration of $162,800 which is expected to be settled in the fourth quarter of 2013. The following table summarizes the net liabilities of Fuzhou Yada disposed of during the nine months ended September 30, 2013 :-

Net liabilities disposed of :-	(Unaudited)

Property, plant and equipment	$2,863
Current assets	2,970
Current liabilities	(255,567)

(249,734)
Gain on disposal of interests in subsidiaries	412,534

Total consideration, to be satisfied by cash	$162,800

Analysis of net outflow of cash and cash equivalents in respect of disposal of a subsidiary:
Cash consideration through September 30, 2013	$-
Cash and cash equivalents disposed of	(2,485)

Net cash outflow	$(2,485)

11.	Earnings per share

During the reporting periods, potential dilutive shares were excluded from the computation of earnings per share as their effect is anti-dilutive. The anti-dilutive instruments including 1,359,113 (2012 : 1,359,113) warrants and 2,725,013 (2012 : 3,093,258) share options were excluded from the calculation of earnings per share for the three and nine months ended September 30, 2013. Accordingly, the basic and diluted earnings per share are the same.

12.	Property, plant and equipment, net

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Costs :
Buildings	$16,732,096	$11,187,653
Plant and machinery	4,680,050	3,207,648
Motor vehicles	223,614	217,034
Electronic equipment	499,253	192,907

	22,135,013	14,805,242
Accumulated depreciation	(4,277,596)	(3,374,254)
Construction in progress	12,727,347	12,423,449

Net	$30,584,764	$23,854,437

(i) During the reporting periods, depreciation charge is included in :-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012

Cost of sales and overheads of inventories	$252,021	$112,289	$701,024	$368,316
Selling expenses	930	1,000	2,894	4,074
Administrative expenses	58,363	70,352	106,668	199,009

	$311,314	$183,641	$810,586	$571,399

As of September 30, 2013 and December 31, 2012, buildings and plant and machinery with carrying amount of $16,520,529 and $7,894,166 were pledged as collaterals under certain loans and bills payable arrangements, respectively (Note 17).

During the nine months ended September 30, 2013, property, plant and equipment with net book value of $30,529 were disposed of at a consideration of $30,529, resulting a gain of $Nil. During the nine months ended September 30, 2012, property, plant and equipment with net book value of $12,257 were disposed of at a consideration of $12,257, resulting a gain of $Nil.

Capitalized interest for the nine months ended September 30, 2013 and 2012 was immaterial.

(ii) Construction in progress:-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices.

13.	Land use rights

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Land use rights :
- for office premises, production facilities and warehouse	$2,257,156	$2,197,465
- for growing and plantation	36,150,855	25,277,499
Accumulated amortization	(2,635,779)	(1,763,202)

	$35,772,232	$25,711,762

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

(c)

Land use rights were stated at cost, as stipulated in contracts, less accumulated amortization. Amortization was provided using the straight-line method over the terms of lease obtained from the relevant PRC land authorities or relevant PRC local rural village cooperatives.

(d)

During the nine months ended September 30, 2013 and 2012, amortization amounted to $818,190 and $591,263 respectively. During the three months ended September 30, 2013 and 2012, amortization amounted to $355,584 and $97,688 respectively. The estimated amortization expense for each of the five succeeding years is approximately $1,260,000 each year.

(e)	As of September 30, 2013 and December 31, 2012, land use rights with carrying amounts of $8,945,277 and $3,670,501 were pledged as collateral under certain loan arrangements (Note 17).

14.	Deposits paid

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Deposits paid for :
- acquisition of land use rights	$38,937,209	$47,363,613
- acquisition of property, plant and equipment	267,831	1,077,414

	$39,205,040	$48,441,027

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

15.	Other payables and accrued expenses

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Interest payable	$84,624	$87,655
Pension payable - Note 15(a)	578,870	563,562
VAT payable	2,403,028	2,068,234
Salaries payable	409,929	329,906
Accrued audit fee	25,422	205,790
Liquidated damage payable - Note 21	443,686	443,686
Construction cost payable	53,354	951,270
Other payables	915,242	737,246

	$4,914,155	$5,387,349

Note :-

(a)

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

16.	Amounts due to related parties

The amounts represent amounts due to Mr. Zhan and Madam Zhou Liufeng, Mr. Zhan’s spouse, and are interest-free, unsecured and repayable on demand. Mr. Zhan is a director and major shareholder of the Company.

17.	Secured borrowings

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Secured short-term borrowings	$20,474,592	$14,260,908

The weighted-average interest rate on short-term borrowings as of September 30, 2013 and December 31, 2012, were 6.27% and 6.79%, respectively. The details of the Company’s banking facilities as of September 30, 2013 were as follows:-

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$20,983,530	$20,474,592	$508,938

The secured borrowings were secured as following:-

(i)	The Company’s assets with following carrying values :-

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Property, plant and equipment (Note 12)	$16,520,529	$7,894,166
Trade receivable (Note 4)	2,693,357	1,593,782
Land use rights (Note 13)	8,945,277	3,670,501
Inventories (Note 6)	626,725	419,743

	$28,785,888	$13,578,192

(ii)	Guarantees executed by third parties;

(iii)	Guarantees executed by Mr. Zhan and Liufeng Zhou, Mr. Zhan’s spouse; and

(iv)	Guarantees executed by certain management of the Company.

As of September 30, 2013, Fujian Yada’s secured short-term borrowings of $6,422,700 are subject to the fulfillment of certain financial covenants at any time as follows :-

(i)	To maintain a minimum current ratio of 1.0;
(ii)	To maintain a minimum quick ratio of 0.7; and
(iii)	To maintain a maximum debt to asset ratio of 60%.

As of September 30, 2013, Shixing Yada’s secured short-term borrowings of $3,252,000 are subject to the fulfillment of certain financial covenants at any time as follows :-

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

In the opinion of the Board of Directors, none of the above covenants, relating to secured short-term borrowings had been breached as of September 30, 2013.

18.	Held for trading investments

	Total fair value measurement
	as of
	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Balance at beginning of the period	$81,250	$-
Acquisitions of held for trading investments	-	871,915
Disposal of held for trading investment	(81,250)	(792,650)

	-	79,265
Unrealized gain of held for trading investments	-	2,100
Effect of foreign currency translation	-	(115)

	$-	$81,250

Held for trading investments represented the Company’s investments in unit trust offered by a PRC financial institution or a PRC recognized asset management company. The Company could call the redemption of investments and receive the redemption price based on the rate of return as announced by the financial institution and the asset management company.

19.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $79,655 and $51,451 for the nine months ended September 30, 2013 and 2012 respectively.

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

20.	Statutory reserve and other surplus reserve (Cont’d)

Other surplus reserve

Other surplus reserve represented the voluntarily appropriation of 10% of the PRC subsidiaries’ net income calculated in accordance with accounting principles generally accepted in the PRC, and approved from the board of directors’ meetings. The transfer to other surplus reserve is used to retain certain income for future business expansion.

21.	Commitments and contingencies

Capital commitment

As of September 30, 2013 and December 31, 2012, the Company had capital commitments as follows:-

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Construction of new building facilities	$3,183,434	$2,386,861
Acquisition of land use rights	8,817,375	11,047,662

	$12,000,809	$13,434,523

Operating lease commitment

The Company leases certain land use rights under operating leases. As of September 30, 2013 the future minimum lease payments under non-cancelable operating leases were as follows:-

Within 1 year	$3,720,532
In the second year	3,686,467
In the third year	3,682,131
In the fourth year	3,650,966
In the fifth year	3,644,191
Thereafter	46,694,384

$65,078,671

Rental expense for operating leases amounted to $2,802,903 and $2,735,058 for the nine months ended September 30, 2013 and 2012, respectively, have been recorded in cost of sales and inventories.

Rental expense for operating leases amounted to $943,113 and $904,334 for the three months ended September 30, 2013 and 2012, respectively, have been recorded in cost of sales and inventories.

Registration payment arrangement

In connection with a private placement of $15.3 million of common stock and warrants that took place on August 20, 2010, the Company agreed to file a registration statement covering the resale of the common stock and common stock underlying the warrants. The Company agreed to use its best efforts to have the registration statement declared effective prior to January 17, 2011. The registration statement was not declared effective until July 15, 2011. Under the terms of the subscription agreement for the offering, the Company was required to pay liquidated damages to the investors in cash in an amount equal to 0.5% per month of the aggregate amount invested, subject to a cap of 6.0%, for each month that the registration statement was delayed. In accordance with ASC 450 “Contingencies”, the Company recorded a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. A provision for the liquidated damages in an amount of $443,686 is included in other payables and accrued expenses as of September 30, 2013. No liquidated damages were charged to administrative expenses for the nine months ended September 30, 2013 and 2012.

22.	Share based compensation

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

A summary of share option plan activity for the nine months ended September 30, 2013 is presented below:

		Weighted average	Remaining	Aggregate
	Number	exercise price per	contractual	intrinsic
	of shares	share	term	value (1)
Outstanding as of January 1, 2013	2,725,013	$4.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of September 30, 2013	2,725,013	$4.00	7.4 years	$-

Exercisable as of September 30, 2013	1,589,589	$4.00	7.4 years	$-

(1)	There was no aggregate intrinsic value as the weighted average exercise price of options of $4.00 is in excess of the estimated value of the Company’s common stock as of September 30, 2013.

The weighted average grant-date fair value of options granted during 2011 was $1.777 per share. The Company recognized compensation expense arising from abovementioned share options granted in the amount of $585,347 and $1,129,836 for the nine months ended September 30, 2013 and 2012 respectively. The compensation expense was allocated to administrative expenses in the amount of $442,965 and $866,027 and selling expense in the amount of $142,382 and $263,809 for the nine months ended September 30, 2013 and 2012 respectively.

As of September 30, 2013, there were no other share options granted to employees and directors.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Estimated stock price	$4.00
Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of September 30, 2013, there was unrecognized compensation cost of $744,731 related to the above non-vested share options which are expected to be recognized over approximately 2.4 years.

22.	Share based compensation (Cont'd)

Warrants

On February 10, 2011, the Company issued warrants to a service provider in exchange for investor relation services provided to the Company. The warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share. These warrants have exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. No compensation expense arising from the abovementioned warrants was recognized or allocated to administrative expenses for the nine months ended September 30, 2013 and 2012.

The fair value of the above warrants issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions:-

Stock price and exercise price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	2.41%

As of September 30, 2013, there was no unrecognized compensation cost related to the above warrants.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There were no inter- segment sales or transfers during the three and nine months ended September 30, 2013 and 2012. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2013	2012	2013	2012	2013	2012

Revenue from external customers	$66,045,768	$64,223,322	$28,258,161	$26,596,108	$94,303,929	$90,819,430

Segment profit	$24,152,748	$25,303,833	$8,260,019	$7,557,176	$32,412,767	$32,861,009

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2013	2012	2013	2012	2013	2012

Revenue from external customers	$25,069,344	$25,048,557	$11,516,680	$8,911,888	$36,586,024	$33,960,445

Segment profit	$11,372,294	$11,651,984	$3,105,496	$2,891,967	$14,477,790	$14,543,951

23.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012

Total consolidated revenue	$36,586,024	$33,960,445	$94,303,929	$90,819,430

Total profit for reportable segments	$14,477,790	$14,543,951	$32,412,767	$32,861,009
Unallocated amounts relating to operations :-
Administrative expenses	(885,924)	(890,279)	(3,315,581)	(3,045,769)
Selling expenses	(319,352)	(216,264)	(1,096,445)	(1,171,150)
Gain on disposal of interests in subsidiaries	467,450	-	467,450	-
Government grant income	164,835	276,325	268,040	462,832
Other income (loss), net	3,142	(73,529)	44,387	164,264
Net finance costs	(322,225)	(281,493)	(1,157,015)	(1,002,026)

Income before income taxes and noncontrolling interest	$13,585,716	$13,358,711	$27,623,603	$28,269,160

All of the Company’s long-live assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012

PRC	$35,800,966	$32,839,113	$91,201,958	$86,587,401
Japan	785,058	1,121,332	3,101,971	4,232,029

Total	$36,586,024	$33,960,445	$94,303,929	$90,819,430

During the reporting periods, no individual customer represented 10% or more of the Company’s consolidated revenue.

24.	Related party transactions

Apart from the transactions as disclosed in notes 16 and 17 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the nine months ended September 30, 2013 and 2012.

25.	Subsequent events

The Company evaluated all events or transactions that occurred after September 30, 2013 through the date the financial statements were issued and has determined that there are no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

OVERVIEW

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. We also sell mature bamboo wood from our forests for use in manufacturing a variety of bamboo products. Bamboo shoot products accounted for approximately 53% of our revenue in 2012, while fresh vegetables and fruit accounted for approximately 25% of revenue, processed vegetables for 4% of revenue, and bamboo wood for 18% of revenue, respectively. In the nine months ended September 30, 2013, bamboo shoot products accounted for approximately 54% of our revenue, while fresh vegetables and fruits accounted for approximately 26%, processed vegetables for 5%, and bamboo wood for 15%.

In addition to our vertically integrated operation (from planting, manufacturing and sales of final products), we also acquire raw materials from third parties from time to time to meet our sales requirements. We can supply most of our requirements for fresh raw materials from our own land. During peak season, we nevertheless purchase raw materials from surrounding bamboo shoot manufacturers for our further processing. We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale. Accordingly, our ability to grow is partially dependent on the area of lands we control under lease or acquisition, and our processing and storage capacity. We are currently experiencing rapid growth in our business and continually seeking to procure additional lands for planting. We anticipate making capital expenditures over the next 6 to 18 months to increase our bamboo forest capacity, increase and improve our production resources and facilities.

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as in the Japanese market. We derived approximately 95% and 5% of our revenue in China and in Japan, respectively, in 2012 and approximately 97% and 3% in China and in Japan, respectively, in the first nine months of 2013.

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

We believe that the investments we made in physical facilities and planting bases in 2012 and the first nine months of 2013 establish a strong foundation for growth during 2013 and beyond. Our growth strategy is currently centered on the following initiatives:

  Expand our planting bases.
  Further expand our domestic sales and distribution network and enter new markets.
  Continue promotion of internet sales via www.taobao.com (淘寶特色中國武夷館)
  Increase our processing facilities and cold storage capacity.
  Further enhance our brand recognition.

RECENT DEVELOPMENTS

Net sales for the first nine months of 2013 were $94.3 million, an increase of approximately 4% over net sales in the first nine months of 2012. Net income attributable to Company’s common stockholders for the first nine months of 2013 was $27.2 million, a decrease of approximately 2%, compared to $27.9 million for the nine months ended September 30, 2012.

Our continued growth in operational size has been the result of focus on our five core initiatives:

  Expand our planting bases.
  Further expand our domestic sales and distribution network and enter new markets.
  Continue promotion of internet sales via www.taobao.com (淘寶特色中國武夷館).
  Increase our processing facilities and cold storage capacity.
  Further enhance our brand recognition.

Nevertheless, the Group has executed certain measures to streamline the cost and Group structure via disposing 2 subsidiaries during the quarter, namely Fujian Sanda E-business Co., Ltd. (“Sanda E-business”) and Fuzhou Yada Green Food Co., Ltd. (“Fuzhou Yada”) for a consideration of $546,624 and $162,800, respectively. The new Group structure is intended to allow the Group to acheive a better performance in terms of profitability and management efficiency.

We had acquired additional bamboo forest or planting bases during the nine months ended September 30, 2013. Furthermore, we anticipate making capital expenditures over the next 6 to 18 months to increase our bamboo forest capacity. The table below summarizes our planting bases as of December 31, 2012 and September 30, 2013.

	December 31, 2012	September 30, 2013
Bamboo forest	53,897 acres	53,320 acres
	(218.11 square kilometers)	(215.89 square kilometers)
Vegetables & Fruits	12,500 acres	12,500 acres
	(50.59 square kilometers)	(50.59 square kilometers)

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of our internal sales team members, outside sales agents and markets served as of December 31, 2012 and September 30, 2013.

	December 31, 2012	September 30, 2013
Internal Sales Team Members	63	83
Distributors	214	243

During the remainder of 2013, we plan to continue expansion of our sales network domestically. We have no immediate plans to expand our international sales presence beyond Japan. We are also looking to boost sales in the PRC through internet retailing via www.taobao.com (淘寶特色中國武夷館).

As of September 30, 2013, our existing construction work related to our new logistic, trading and testing center and staff quarters had partially completed. The remaining construction in progress is expected to complete by the end of 2013. The mushroom processing plant (Phase 1) is now under its normal production schedule.

We have been gaining brand recognition in China, especially in Fujian Province. Our brand “” was awarded as a “Well Known Trademark of China” in May 2011. As of September 30, 2013, we had expanded our sales network to over 800 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the three months		For the three months
Item	ended		ended
	September 30, 2013		September 30, 2012
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales

Net sales	$36,586	100%	$33,960	100%
Cost of sales	(22,108)	(60)%	(19,416)	(57)%
Gross profit	14,478	40%	14,544	43%
Selling and administrative expenses	(1,205)	(3)%	(1,107)	(3)%
Operating income	13,273	37%	13,437	40%
Government grant income	165	0%	276	1%
Other income (loss) - net	3	0%	(73)	0%
Gain on disposal of interests in subsidiaries	467	1%	-	0%
Net finance costs	(322)	(1)%	(281)	(1)%
Income before income taxes and noncontrolling interest	13,586	37%	13,359	39%
Income taxes	(136)	0%	(127)	0%
Net income before noncontrolling interest	13,450	37%	13,232	39%
Net loss attributable to noncontrolling interest	1	0%	-	0%
Net income attributable to Company’s common stockholders	13,451	37%	13,232	39%

The functional currency of the Company is RMB; however, our financial information is expressed in US Dollars. The results of operations reported in the table above are based on the exchange rate of RMB 6.1425 to $1.00 for the three months ended September 30, 2013 and the rate of RMB 6.3331 to $1.00 for the three months ended September 30, 2012.

Net Sales. Our net sales consist of revenue derived from the sale of our products, less discounts and returns. For the three months ended September 30, 2013, our net sales were $36.6 million compared to $34.0 million for the same period of last year, an increase of $2.6 million or approximately 8%.

The overall increase in net sales was achieved by an increase in sales of “bamboo shoots products” and “fresh vegetables and fruits”. The increase in sales of “bamboo shoots products” was attributable to increases in sales of high PH bamboo shoots as well as processed bamboo shoots which are packaged for sale as “Fast Moving Consumption Products”. The growth for these product categories was driven by increases in both the sales volume (22% and 37% respectively) and average selling prices (0.2% and 4% respectively).

Offsetting this increase, sales volume of “processed vegetables” and “bamboo woods” decreased by approximately 270,000kg and 14,000 pieces respectively during the quarter. The rationale of selling less bamboo woods during the third quarter of 2013 was due to older bamboo trees were felled off at end of 2012 and mature bamboo trees need to be preserved to produce more bamboo shoots.

Overall, of the increase in net sales, approximately $1.9 million was attributable to increased sales volume of our products, while approximately $0.3 million due to lower average selling prices of our products, and approximately $1.0 million was due to the appreciation of the RMB against the US dollars.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the three months ended September 30, 2013 our cost of sales were $22.1 million compared to $19.4 million for the same period of last year, an increase of $2.7 million or approximately 14%. This increase in cost of sales was partially attributable to product mix, as more of our revenues were derived from “bamboo shoot products”, and less from “bamboo wood”. The cost of sales for “bamboo shoots products” was heavily affected by the increase in production costs, especially the direct labor as a result of the harvest of bamboo shoots. The production overhead from the mushroom processing plant completed in 2012 contributed additional increase to the cost of sales in the third quarter of 2013. As a percentage of net sales, our cost of sales increased to 60% for the three months ended September 30, 2013 from approximately 57% for the three months ended September 30, 2012.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $14.5 million for the three months ended September 30, 2013 which is comparable to the gross profit margin for the same period of last year. Gross profit as a percentage of net sales was approximately 40% and 43% for the three months ended September 30, 2013 and 2012, respectively. The decrease in profit margin was mainly due to the increase in production cost of “bamboo shoots products” resulted from an increase in direct labor of 25% to 30% since 2012 and the change in overall product mix. The decrease in the average selling prices of the bamboo woods by approximately 10% in the third quarter of 2013 as compared to the third quarter of 2012 was another contributing factor to the decrease in gross margin.

Selling and Administrative Expenses. Our selling and administrative expenses increased by $0.1 million, or approximately 9%, to $1.2 million for the three months ended September 30, 2013 from $1.1 million for the three months ended September 30, 2012.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses increased by $0.1 million in the three months ended September 30, 2013 from the same period of last year. As a percentage of net sales, selling expenses for the three months ended September 30, 2013 were approximately 0.8% of net sales, comparable to 0.6% for the three months ended September 30, 2012.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our group incurred comparable administrative expenses of $0.9 million for the three months ended September 30, 2013 and September 30, 2012. As a percentage of net sales, administrative expenses decreased to approximately 2.4% for the three months ended September 30, 2013 from 2.6% for the three months ended September 30, 2012.

Gain on Disposal of Interests in Subsidiaries. The Group disposed 2 of its subsidiaries, namely Fujian Sanda E-business Co., Ltd. and Fuzhou Yada Green Food Co., Ltd. on July 8, 2013 and September 20, 2013 respectively. The gain on disposals were derived after taking into the consideration of its net assets or liabilities with respect to the purchase considerations.

Net Finance Costs. Our net finance costs increased to approximately $0.32 million for the three months ended September 30, 2013 from approximately $0.28 million for the three months ended September 30, 2012 which was rather comparable in both quarters. As a percentage of net sales, the net finance costs was at a rather comparable level of 1% for the three months ended September 30, 2013 and September 30, 2012.

Income Taxes. We had income taxes of approximately $0.14 million for the three months ended September 30, 2013, compared to approximately $0.13 million for the three months ended September 30, 2012.

Net Income. Our net income attributable to Company’s common stockholders increased by $0.3 million or approximately 2%, to $13.5 million for the three months ended September 30, 2013 from $13.2 million for the three months ended September 30, 2012. The main reasons for the increase of our net income were due to change in our key components of our results of operations discussed above.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the nine months		For the nine months
Item	ended		ended
	September 30, 2013		September 30, 2012
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales
Net sales	$94,304	100%	$90,819	100%
Cost of sales	(61,891)	(66)%	(57,958)	(64)%
Gross profit	32,413	34%	32,861	36%
Selling and administrative expenses	(4,412)	(4)%	(4,217)	(5)%
Operating income	28,001	30%	28,644	31%
Government grant income	268	0%	463	1%
Other income - net	45	0%	164	0%
Gain on disposal of interests in subsidiaries	467	0%	-	0%
Net finance costs	(1,157)	(1)%	(1,002)	(1)%
Income before income taxes and noncontrolling interest	27,624	29%	28,269	31%
Income taxes	(415)	0%	(396)	0%
Net income before noncontrolling interest	27,209	29%	27,873	31%
Net loss attributable to noncontrolling interest	23	0%	-	0%
Net income attributable to Company’s common stockholders	27,232	29%	27,873	31%

The functional currency of the Company is RMB; however, our financial information is expressed in US Dollars. The results of operations reported in the table above is based on the exchange rate of RMB 6.2083 to $1.00 for the nine months ended September 30, 2013 and the rate of RMB 6.3135 to $1.00 for the nine months ended September 30, 2012.

Net Sales. Our net sales consist of revenue derived from the sale of our products, less discounts and returns. For the nine months ended September 30, 2013, our net sales were $94.3 million compared to $90.8 million for the same period of last year, an increase of $3.5 million or approximately 4%. The increase was primarily due to increased in sales volume resulting from higher production capacity from our bamboo forest planting bases and our mushroom processing plant. In terms of sales volume, the “bamboo shoots products” had increased by 2.5 million kilogram (or 2,500 tons) in the nine months ended September 30, 2013 as compared to the same period last year, resulting from the increase in market demand. In terms of “fresh vegetables and fruits”, both the French-horn mushroom (杏鲍菇), which were added with the completion of the mushroom processing plant completed at end of 2012, and fresh black fungi (黑木耳) had contributed to new streams of income of the Group.

Overall, of increase in net sales, approximately $2.9 million was attributable to increased sales volume of our products, offset by approximately $1.4 million due to lower average selling prices of our products and increased by approximately $2.0 million was due to the appreciation of the RMB against the US dollars.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the nine months ended September 30, 2013, our cost of sales were $61.9 million compared to $58.0 million for the same period of last year, an increase of $3.9 million or approximately 7%. This increase in cost of sales was in line with the increase in sales revenue. Due to the nature of our business, our group is considered more labor intensive especially during the bamboo shoots harvest season. The increase in the direct labor cost by 25% to 30% since 2012 had an adverse impact on cost of sales. The resulting factory overhead from mushroom processing plant completed at end of 2012 also added to cost of sales. As a percentage of net sales, our cost of sales increased to approximately 66% for the nine months ended September 30, 2013 from approximately 64% for the nine months ended September 30, 2012.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $32.4 million for the nine months ended September 30, 2013 compared to $32.9 million for the same period of last year, a decrease of $0.5 million or approximately 1%. Gross profit as a percentage of net sales was approximately 34% and 36% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the gross margin was mainly attributable to the increase in the direct labor cost and factory overhead with no significant improvement in overall average selling prices.

Selling and Administrative Expenses. Our selling and administrative expenses increased by $0.2 million, or approximately 5%, to $4.4 million for the nine months ended September 30, 2013 from $4.2 million for the nine months ended September 30, 2012.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses decreased by $0.1 million to $1.1 million for the nine months ended September 30, 2013, from $1.2 million for the nine months ended September 30, 2012. This was primarily due to the increase in salaries and wages of $0.3 million which was offset by the decrease in advertising and promotional expenses of $0.2 million and decrease in transportation expenses of $0.1 million. As a percentage of net sales, selling expenses for the nine months ended September 30, 2013 were approximately 1.2% of net sales, comparable to 1.3% for the nine months ended September 30, 2012.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased by $0.3 million, or approximately 9%, to $3.3 million for the nine months ended September 30, 2013 from $3 million for the nine months ended September 30, 2012. The increase was mainly attributed to increased insurance premiums paid. As a percentage of net sales, administrative expenses increased to approximately 3.5% for the nine months ended September 30, 2013 from 3.4% for the nine months ended September 30, 2012.

Gain on Disposal of Interests in Subsidiaries. The Group disposed 2 of its subsidiaries, namely Fujian Sanda E-business Co., Ltd. and Fuzhou Yada Green Food Co., Ltd. on July 8, 2013 and September 20, 2013 respectively. The gain on disposals were derived after taking into the consideration of its net assets or liabilities with respect to the purchase considerations.

Net Finance Costs. Our net finance costs increased to approximately $1.2 million for the nine months ended September 30, 2013 from approximately $1 million for the nine months ended September 30, 2012. The increase is mainly due to increase in bank borrowings to finance the expansion of our operations. As a percentage of net sales, net finance costs remained at 1% for the nine months ended September 30, 2013 and 2012.

Income Taxes. We had income taxes of approximately $0.4 million for the nine months ended September 30, 2013, similar for the nine months ended September 30, 2012 primarily as we had comparable taxable profits for the two periods, after tax exemption on profits from sales of fresh produce.

Net Income. Our net income attributable to Company’s common stockholders decreased by $0.6 million or approximately 2%, to $27.2 million for the nine months ended September 30, 2013 from $27.9 million for the nine months ended September 30, 2012. The main reasons for the decrease of our net income were due to the changes in our other key components of our results of operations discussed above.

Liquidity and Capital Resources

The following table provides detailed information regarding key balance sheet items and other items affecting our liquidity for the financial statement periods presented in this report.

As of
	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Cash and cash equivalents	$6.5 million	$9.8 million
Trade receivables	44.1 million	32.9 million
Working capital	61.8 million	37.6 million
Days sales outstanding	126	96

Our account receivables as of September 30, 2013 were $44.1 million, compared to $32.9 million as of December 31, 2012. Our days sales outstanding increased to 126 days as of September 30, 2013, from 96 days as of December 31, 2012. This was mainly due to extended credit term granted to some of the customers resulted from slowing down of China economy and the tightening of monetary policy by the PRC Central Government.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine months Ended
	September 30,
	(Unaudited)
	2013	2012

Net cash (used in) provided by operating activities	$(3,089)	$17,877
Net cash used in investing activities	(5,331)	(22,170)
Net cash provided by (used in) financing activities	4,984	(176)
Effect of exchange rate on cash and cash equivalents	197	88
Cash and cash equivalents at the beginning of the period	9,756	12,833
Cash and cash equivalents at the end of the period	6,517	8,452

Cash Flows from Operating Activities.

Net cash used in operating activities was $3.1 million for nine months ended September 30, 2013, compared to net cash provided by operating activities of $17.9 million for nine months ended September 30, 2012. The decrease in cash from operations was primarily attributable to an increase in trade receivables, other receivables prepayments and deposits, and inventories, and decrease in trade payables.

Cash Flows from Investing Activities.

Net cash used in investing activities for the nine months ended September 30, 2013 was $5.3 million compared to $22.2 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we invested $7 million to acquire property, plant and equipment. This amount was offset by a refund of $1.7 million of capital expenditures related to the cancellation of an agreement to acquire bamboo forest. The overall decrease in cash used in investment was primarily related to decreased deposits and payments to acquire land use rights, as we acquired less land use rights during the nine months ended September 30, 2013, compared to $16.9 million during the same period in the prior year.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $5.0 million in the nine months ended September 30, 2013 compared to $0.18 million used in financing activities for the nine months ended September 30, 2012. Net cash provided by financing activities for the nine months ended September 30, 2013 was primarily attributable to borrowings under bank credit facilities.

Contractual Obligations and Commitments

Our short term borrowings consist of secured bank loans under a number of credit facilities with commercial banks in China. The weighted-average interest rate on short-term borrowings as of September 30, 2013 and December 31, 2012, were 6.27% and 6.79% respectively. The details of our banking facilities as of September 30, 2013 were as follows: -

Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$ 20,983,530	$ 20,474,592	$ 508,938

For additional details, please refer to Note 17 to our condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 on page 14.

Our operating leases relate to payments for land use rights for our facilities, planting bases and bamboo forests. Our rights to our corporate facilities extend until 2053 to 2055. The rights to our planting basis range from 7 to 30 years and the rights to our bamboo forests generally range from 20 to 37 years. As of September 30, 2013 the future minimum lease payments under non-cancelable operating leases were as follows:

Within 1 year	$3,720,532
In the second year	3,686,467
In the third year	3,682,131
In the fourth year	3,650,966
In the fifth year	3,644,191
Thereafter	46,694,384

$65,078,671

For additional details, please refer to Note 21 to our condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 on page 16.

Contingent Liabilities

In accordance with the PRC labor laws and regulations, we are required to contribute the social insurance for our staff. Before December 31, 2010, we made a provision of approximately $579,000 to cover potential liability with respect to certain unpaid social insurances for staff. On February 29, 2012, we obtained written confirmation from local authority that, because we primarily employ migrant workers from rural areas and temporary workers, which normally have high mobility and with different levels of implementation of the social insurance systems by local authority, we are allowed to contribute the social insurance to the extent which is accepted by the local authority and generally lower than the requirements under PRC labor laws and regulations. Since January 1, 2011, we have been making payments for the social insurance based on the instructions by local authority. If we were required to fully contribute the social insurance for our staff under the PRC labor laws and regulations, the total cost may be as much as $3,819,000. However, we have not been involved in investigation or administrative penalty by the local authority in connection with social insurance. Based on our past experiences and the written confirmation from the local authority, we believe the likelihood that we will have to pay any additional amount is remote.

Capital Expenditures

Our capital expenditures were approximately $7.6 million for the nine months ended September 30, 2013. Our capital expenditures were used to acquire property, plant and equipment of $7.0 million and deposits for land use rights of $0.6 million. We currently estimate that our capital expenditures in fiscal year 2013 will be approximately $15 million, which we intend to use primarily for expansion of bamboo forests, and the construction of our new logistic, trading and testing center and staff quarters.

Capital Resources

As of September 30, 2013, we had only a minimal amount of unused credit facility that was available to us. Our cash and cash equivalents decreased by $3.2 million during the nine months ended September 30, 2013. Our overall working capital position increased by $24.2 million. Based on our recent operating experience, we anticipate that cash generated from operations together with commercial borrowings will be sufficient to fund our working capital requirements and anticipated growth over the next 12 months.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2013, our disclosure controls were effective at that “reasonable assurance” level.

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

ASIA GREEN AGRICULTURE CORPORATION

Date: November 14, 2013	/s/ CHIN HON SIANG ALEX
Chin Hon Siang Alex, Chief Financial Officer
(Principal Accounting Officer)

Exhibit
No.	Document Description	Incorporation by
Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith