Form 10-K
period 2013-12-31
Asia Green Agriculture Corp
filed 2014-03-31
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 OR

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

Yes [ ] No [X]

The aggregate market value of the shares of common stock held by non-affiliates of the registrant (based upon the $0.51 closing price of the common stock as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board), was approximately $7.3 million. Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2014, there were 36,823,626 shares of the registrant's common stock outstanding. The common stock is the registrant's only class of stock currently outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant's fiscal year ended December 31, 2013 are incorporated by reference into Part III of this report.

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

     Our functional currency is the RMB; however, our financial information is expressed in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the closing exchange rates on the balance sheet date, and revenues and expenses are translated at the average exchange rate for the period reported. The closing exchange rates were RMB 6.1125 to $1.00 as of December 31, 2013 and RMB 6.3171 to $1.00 as of December 31, 2012. The average exchange rates were RMB 6.1817 to $1.00 for the year ended December 31, 2013 and the rate of RMB 6.3119 to $1.00 for the year ended December 31, 2012.

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

  Organic bamboo shoot products
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

Organic food products industry

     The global organic food market has experienced 20% to 30% annual growth in the past few years (Source: www.xinhuanet.com). China is one of the world's fastest growing markets for organic food products both in terms of consumer demand and commercial production. Despite the fact that sales of organic food products in China reached $2.1 billion in 2010 (Source: http://www.cnca.gov.cn:81/cnca/zwxx/xwdt/ynbd/563432.shtml), it only accounted for 0.8% of the global market share (Source: www.cnca.gov.cn). The Organic Food Certificate Center estimates that China will account for more than 5% of the global organic food industry within the next ten years (Source: www.ofcc.org.cn).

     China's approach to organic food is somewhat unique as compared to other countries, in that the organic food space is segmented into Certified Organic and Green Food. "Green Food" refers to safe, fine quality and nutritious food produced and processed under the principles of sustainable development and certified by the China Green Food Development Center based on specified standards. Food products that meet these standards are permitted to be sold with a “Green Food” logo. The certified Green Food can be divided into two groups: Grade A (allowing the use of a certain amount of chemical materials) and Grade AA (another name for organic food) (Source: "Enhancing Sustainable Development Through Developing Green Food: China's Option" presented by Liu Lijuan, First Secretary, Mission of China to the United Nations in Geneva, July 30, 2003). Organic certified requires that no chemical be used in the food production process. The objectives of Green Food are low environmental impact, good food safety and social efficiency. China has adopted the Green Food certifications as an alternative to full Organic certification, enabling the production of nutritious and safe foods, without the typical decrease in agricultural production output that full Organic certification could cause (Source: Wikipedia: Organic Food; Organic Food Certification). According to our communication with the China Green Food Development Center, the average length of time required to obtain a Green Food certification is about one year. We sell products that are certified as Green Food, as well as products that are certified as Organic Food under the JAS (Japanese Agriculture Standard). We have also obtained Organic Food certifications for our bamboo shoots products from the China Organic Food Certification Center (COFCC).

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

Planting Bases and Forests

      Our vertically integrated operations (from planting to processing and distribution of final products) allow us to ensure that our products are of sufficient quality to meet applicable certification guidelines and can be delivered to customers in a timely manner. We produce fresh agricultural products on our own planting bases for two main purposes. The first is to develop food products for sale directly for our customers’ consumption. The second is to develop the original fresh products that can be further processed into fast moving consumption products (FMCP) such as healthy snacks. Fresh agricultural products are harvested, sorted, packaged and delivered directly to distributors and end-users. For FMCP, we will either supply our own fresh agricultural products or acquire additional bamboo shoots from third parties for further processing. The table below summarizes our planting bases as of December 31, 2012, December 31, 2013 and our anticipated changes for 2014.

	December 31, 2012	December 31, 2013	December 31, 2014 (estimated)
Bamboo forest	53,897 acres (218.11 square kilometers)	53,320 acres (215.89 square kilometers)	53,320 acres (215.89 square kilometers)
Vegetables & Fruits (including mushrooms)	12,500 acres (50.59 square kilometers)	12,500 acres (50.59 square kilometers)	6,250 acres (25.30 square kilometers)

Bamboo forest

     As of December 31, 2013, we had land use rights to 53,320 acres of bamboo forest and were actively managing and harvesting approximately 38,611 acres (156.33 square kilometers) of bamboo forest from which we produce bamboo shoots and bamboo woods. We purchase land use rights to bamboo forests, or enter into lease agreements with the local rural village cooperatives and incur rental expenses for the use of the land. Generally, the terms of our bamboo forest leases are for a period of 20 to 37 years.

     We capitalize on our experience in bamboo growing to improve bamboo shoot yields by timely weeding and strategic felling of older bamboo to ensure adequate sun light, and access to water and nutrition to maintain optimal capacity and yields. Bamboo shoots are harvested from December in the current year to April in the following year. During the harvest season, we hire additional temporary workers. We commenced applying farmyard manure (fertilizers) on our bamboo forest located at Guangdong Province and Jiangxi Province to cultivate the land in anticipation of better harvest in the future.

Vegetable and fruit planting base

     As of December 31, 2013, we had the right to operate approximately 12,500 acres (50.59 square kilometers) of vegetable and fruit planting bases through long-term lease contracts. Our vegetable and fruit planting base leases are held under 5-year to 30-year terms.

     Given instable market demand on different varieties of vegetables and fruits and the corresponding complexity that creates on planning and operations, we intend to downsize our vegetable and fruit planting bases by half in 2014 and may discontinue those product lines in 2015. This change is intended to allow us to streamline our operations and concentrate on our core bamboo and bamboo shoots business, especially the FMCP that require further processing. This would also allow us to use off-peak season from May to November for these further processing activities.

Our Products

     We currently provide over 100 kinds of fresh and processed products that can be grouped into the following three categories: organic bamboo shoot products, fresh vegetables and fruits and processed vegetables.

Organic bamboo shoot products

     We sell fresh and processed bamboo shoot products. Our bamboo shoot revenue accounted for approximately 46% of our total revenue in 2013.

     We have developed strong brand equity for bamboo shoot products in China. In May 2011, our trade mark “ was recognized as a “Well-Known Trademark of China” by the State Administration of Industry and Commerce.

     We grow our bamboo shoot based on the requirements necessary for certification with the Japanese Agricultural Standard, or JAS, (the highest agricultural quality standard used by the Overseas Merchandise Inspection Company). The JAS program is based on the ongoing evaluation of internal procedures and the management competence of respective certified operators. An operator must have standard operational procedures in written form covering all JAS relevant details of production, quality and labeling, and must prove the existence of a documented internal verification that each specific lot of products was produced in compliance with the JAS standards and the operator’s standard operational procedures. To apply for the JAS certification, an operator must submit its application to an accredited certifier of JAS certification. We do not seek JAS certification for all of our products, since we only export some of our products to Japan.

     Fresh bamboo shoots are harvested from December during the year to April of the following year. According to Chinese custom, bamboo shoots which are harvested before March are known as "winter bamboo shoots", and those harvested starting from March are referred to as "spring bamboo shoots". Winter bamboo shoots are lower in output and higher in price compared with spring bamboo shoots. We sell most of our winter bamboo shoots and a portion of our spring bamboo shoots as fresh products, and use the rest of spring bamboo shoots as raw materials to produce processed bamboo shoot products in accordance with specific customer requests. Fresh bamboo shoots are delivered directly to customers after sorting, weighing and packaging.

     Weather conditions, particularly the reduction in rain fall in the fourth quarter of 2013 in Fujian Province, had an adverse impact on our bamboo shoots and bamboo woods growth. Our harvest of fresh bamboo shoots during the fourth quarter of 2013 was reduced by almost 47%, as compared to the fourth quarter of 2012. To ease this shortage and meet our customer demand, we had to rely on purchases from third parties to ensure a sufficient supply of bamboo shoots. In addition, we elected to make prepayments to secure the relevant bamboo shoots, and to avoid the increase in selling price demanded by the respective suppliers should the drought persist.

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

     In mid 2012 we launched the processed bamboo shoots as part of a “Fast Moving Consumption Products” (FMCP) concept and received positive response from the market. These products come in unique packaging with an aluminum inner layer to preserve fragrance and texture. We produce a variety of different flavors, such as sesame oil fragrance, spicy crunchy, original flavor, pickled vegetables mixed flavor and mushroom mixed flavor. This line of products was targeted to accommodate the change in consumer spending habits–convenient to carry, readily edible and with good taste.

Bamboo woods

     In order to maintain an optimal density of bamboo forests for production of bamboo shoots, we cut and harvest a proportion of older bamboo and sell it for wood products. In 2013, approximately 15% of our total revenue was derived from selling mature bamboo for use in wood products.

Fresh vegetables and fruits

     Fresh vegetables and fruits accounted for approximately 34% (of which 3% is contributed by the French Horn Mushroom processing operation) of our total revenue in 2013. We grow and sell different varieties of vegetables and fruits, including mushrooms, corn, taro, radishes, cucumbers, ginger, and grapefruits. We harvest fresh vegetables and fruits, sort, weigh, pack and deliver these fresh vegetables and fruits to customers. Different varieties have different harvest seasons. Currently, we supply all of our fresh vegetables and fruits from our own planting bases and ship them to customers in season.

     The China Green Food Development Center has established certification procedures for Green Food certification including submission of an application to the provincial green food office, which conducts a document review and an onsite inspection, designates a product inspection agency to conduct a product inspection, and, if necessary, designates an environmental monitoring station to collect and inspect samples of the relevant product. After receiving reports from the provincial green food office, the product inspection agency and the environmental monitoring station, the China Green Food Development Center sends the information it has collected to the Green Food Certification and Review Committee for their review. After due assessment, the Committee will confirm that the product that meets the Green Food standards, only then the Center will grant a Green Food Certification for that particular product to the applicant.

     Our fresh vegetables and fruits are grown to meet the standards for Green Food Certification. Some of our vegetables and fruits have received the Green Food Certification. However, we do not seek Green Food Certification for all our products that we believe they satisfy the requirements for the certification. Based on our discussions with the China Green Food Development Center, it takes an average of one year to obtain a Green Food certification for a product.

     Given instable market demand on different varieties of vegetables and fruits, and the resulting complexity on planning and operation, we intend to downsize our vegetable and fruit operation by half in 2014, and totally discontinue these product lines in 2015. This would allow us to streamline our operation and concentrate on our core bamboo business, including the FMCP that requires further processing. This would not only allow us to minimize the risk of increasing labor costs, but also to use the off-peak season from May to November for these further processing activities.

     The newly set up French Horn Mushroom processing plant would play an important role in cushioning the carving out of the fresh vegetables and fruits activities. The French Horn Mushroom processing plant will not only enable us to produce mushroom throughout the year without the impact of weather condition and seasonality effect, it also assists us to eliminate the risk of pollution such as high level of heavy metal content in the soil and possibility of pest disruption. The French Horn Mushroom is also meant to replace the potential discontinued operation such as the fresh vegetables and fruit activities.

Processed vegetables

     Our processed vegetables are typically harvested, boiled and then dehydrated or brined. Processed vegetables include water boiled fuki, water boiled corn, brined ginger, water boiled mushrooms, dehydrated mushrooms and water boiled warabi. We supply most of the raw materials for our processed vegetables from our own planting bases. We also purchase pre-processed vegetables which are either not available in Fujian Province or which we are unable to produce in sufficient quantity. Processed vegetables contributed 5% of our total revenue in 2013.

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

     The construction work related to our logistic, trading and testing center and staffs quarters have been partially completed. The remaining completion is currently anticipated to occur at end of 2014. The French Horn mushroom processing plant (Phase 1) is now in normal production.

Procurement

     We have expanded our bamboo forests beyond Fujian Province, ie Guangdong and Jiangxi Province while keeping the vegetable and fruits planting bases in Fujian Province. We contract with local farmers to supervise the planting, growing and harvesting in accordance with our specifications. We also purchase raw materials from suppliers including seeds, fertilizers, fresh agricultural products, semi-processed vegetables and packaging materials.

     Historically, we have also purchased some fresh and semi-processed vegetables which do not grow in Fujian Province or which we do not adequately produce from our own planting bases. In the future, we expect to continue to procure fresh and semi-processed vegetables from third party suppliers when it is strategically beneficial to us.

Quality Control & Certifications

     Product quality is a core focus. We have an established and traceable quality control system in place from planting to finished products. We conduct quality control in the following procedures:

• • • • • •	We use only internally designated premium seeds, fertilizer and pesticides to ensure consistent and high quality products

Standardized written planting handbooks for each crop;

Designated internal staff responsible for close oversight of the planting process;

Quality tests conducted 10 days before harvest of every batch;

We conduct quality testing before preliminary processing, further processing, and delivering finished products;

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

     ISO 9000 is a family of standards for quality management systems. ISO9001:2008 is the most current ISO standard and include requirements on quality management, resource management, product measurement, measurement, analysis and improvement (Source: Wikipedia). Our subsidiary, Fujian Yada has been awarded the certificate for its quality management system's compliance with the standard ISO9001: 2008 GB/T 19001-2008. The quality management system applies in the following areas: production of boiled bamboo shoots soft pack can, boiled fuki soft pack can, boiled mixed vegetables soft pack can (including lotus root, osmunda japonica thunb and pteridium aquitinum), boiled edible fungi soft pack can, boiled corn soft pack can and 18-Liter boiled bamboo shoots can. Our subsidiary, Fujian Yaxin has been awarded the certificate for its quality management system's compliance with the standard ISO9001:2000 GB/T 19001-2000 for its production of boiled bamboo shoots soft pack can, boiled edible fungi soft pack can, boiled wild vegetables soft pack can, boiled fuki soft pack can, 18-Liter boiled bamboo shoots can and boiled fuki can.

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

     Fujian Yada has been issued an Organic Food Certificate valid from June 13, 2013 to June 12, 2014 by China Organic Food Certification Center (COFCC) in the area of production, process, labeling and sales, and management system. COFCC is a professional organization responsible for organic food certification and management under the Ministry of Agriculture of the P.R.C. Major functions of COFCC includes supporting enterprises to cultivate organic food market, promoting organic trade in international market and providing evidence for Chinese government to make organic food standard and organic agriculture policies. The renewal of the certificate is now in process.

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

Intellectual Property

     We have obtained or filed trademark registrations for the following marks with the Trademark Bureau of the Peoples Republic of China State Administration of Industry and Commerce. The duration of the trademark protection in the PRC is 10 years from the effective registration date:

Mark	Application No.	Status
	Application No. 7662949, No. 7662905, No. 7662922 and 7662965	Issued.
YALIDA	Application No. 7528759, No. 7526178	Issued
	Application No. 7526724	Issued
	Application No. 7663018	Issued
("white bear" in Chinese)	Application No. 7662992	Issued
("little children" in Chinese)	Application No. 7662975	Issued
	Application No. 7688250, No. 7688287 and No. 7688309	Issued
("Shengda" in Chinese)	Application No. 7526764 and No. 7528819	Issued
	Application No. 7526080, No. 7528908, No. 7526221	Issued
早上好 ("good morning" in Chinese)	Application No. 7688319	Issued
	Application No. 7662878	Issued
("Yada Kong Fu" in Chinese)	Application No. 7526197	Issued
(composed of a rectangle image and the Chinese characters of "Yada")	Application No. 7748481, No. 7748513, and No. 7748498	Issued
(composed of an image with two circles and the Chinese characters of "Yada")	Application No. 7526798, No. 7528872, No. 7662856	Issued
(composed of an image with two circles and the Chinese characters of "Yada" and "Designated Color")	Application No. 1793346	Issued
	Application No. 9979153 and No. 9979255	Issued
	Application No. 7904598	Issued

Research & Development

Our research and development efforts are intended to achieve the following objectives:

  Achieve superior product safety and quality
  Reduce production costs
  Improve planting technology in order to increase crop yields
  Develop new, high value-added products

     In 2013, we incurred only nominal research expenses. Some of our activities were carried out in-house by our own staff, which did not incur material expenses. Other activities were done in conjunction with professors and researchers from research institutes and universities with which we have relationships, including Fujian Agriculture and Forestry University, Wuyi University and Fuzhou University. Under those programs we provide the professors and researchers with nominal compensation in addition to reimbursement of expenses. Often these programs provide for joint ownership between us and the universities of any intellectual property rights resulting from the research. In those situations we may be required to enter into a separate license with the university in order to commercialize any resulting product.

Sales and Distribution

Domestic market

     In 2013, approximately 97% of our revenues were derived from sales of products into the domestic Chinese market. We sell products in China through our own sales force as well as more than 200 distributors. All of our processed products are sold in China under the Fujian Yada brand.

     Our fresh and processed food products are sold to:

  Farmer's markets
  Supermarkets in China, mainly Fujian Province and Shanghai
  Hotels and restaurants
  Specialty stores
  Food manufacturers
  The high speed train originating from the Fuzhou station

     We currently have sales offices in Shanghai and Fuzhou. Our domestic sales network covers over 10 provinces and cities including Shanghai, Beijing, Tianjin, Shandong, Jiangsu, Zhejiang, Fujian, Hubei, Henan, and Guangdong. Our sales teams are responsible for pursuing direct sales to customers including new businesses in the Eastern China market. We sell direct to supermarkets such as Shanghai Yimaide, Kangda-mart, Hui Jin stores, Hao Dangjia and Hualian marts in Shanghai. We sell to other major supermarkets such as Carrefour, Jiadeli and Wal-mart through distributors. We now sell directly and indirectly to over 800 stores of such major supermarkets. Sales directly to supermarkets and indirect sales to supermarkets via distributors accounted for about 11% of our total net sales for the year ended December 31, 2013.

Japan market

     In 2013, sales to the Japanese market accounted for approximately 3% of our total revenue. We sell semi-finished and final processed products to Japan. We do not currently sell fresh agricultural goods to Japan. At present, we perform all export business through one subsidiary, Shengda. We sell products in Japan through more than 20 overseas distributors. Our Japanese customers primarily consist of convenience stores and food manufacturers.

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

  Pricing. Based on communications with our customers and retailers, we believe that our products are competitively priced, with some of our products being less expensive and others more expensive than our competitor's products. We do not anticipate that we will be a low price leader. Our pricing strategy is to deliver excellent quality products, at prices that are on par with our competitors.

  Product taste and quality. In 2013, we grew and supplied a majority of our raw materials from our own planting bases and processed our processed vegetables in our own processing facilities. We place significant emphasis on food quality and safety and have a well-established, traceable and strict quality control system for all stages of our business, including planting, raw material sourcing, processing, packaging, storage and transportation. We apply internal quality controls which we believe are stricter than the national standard. As a result, we have received a number of product quality certifications. See “Operations-Quality Control and Certifications” above.
  Brand recognition. In 2011 our brand was recognized as “Well-Known Trademark of China”. To our knowledge, we are the only producers of bamboo shoot products that have received this recognition.

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

  Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (M&A Rule).
  Under the M&A Rule, it is difficult for a foreign company to acquire a PRC company. Our wholly foreign owned subsidiary Fujian Yada was acquired by Misaky. Fujian Yada and Misaky then became wholly owned subsidiaries of Sino Oriental, which in turn was acquired by Asia Green Agriculture Corporation. A PRC governmental authority may challenge the effect of some or all of these prior acquisitions. Such governmental authority could regard the transactions as affiliated acquisitions and return investment for which approval of the Ministry of Commerce (MOFCOM) and/or the China Securities Regulatory Commission (CSRC) would be required. See “Risk Factors-If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC or other approval is required in connection with the reverse acquisition of Sino Oriental, the reverse acquisition may be unwound, or we may become subject to penalties.”
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

  Regulations of PRC on Foreign Exchange Administration All our sales revenue and expenses are denominated in RMB. Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively although, currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions without the approval of the State Administration of Foreign Exchange (SAFE) in accordance with certain procedural requirements assuming SAFE has approved their current levels of registered capital and total investment. Since substantially all of our revenues are earned by our PRC subsidiaries, developments under PRC law that impact our PRC subsidiaries’ ability to make dividends and other distributions or repatriate profits could adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you , and otherwise fund and conduct our business.

PRC Land Law

     Under the PRC laws, land in urban districts is owned by the State, land in the rural areas and suburban areas, except as otherwise provided for by the State, is collectively owned by the farmers.

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

     The elimination of any of these preferential policies or subsidies would increase our operating or tax expenses and impact our profitability.

Our Employees

     As of December 31, 2013, we employed total of 390 full-time employees in the following functions:

Department	Number of Employees
Senior Management	5
Human Resource & Administration	30
Production & Procurement	266
Sales & Marketing	65
Accounting	24
Total	390

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

Our Corporate History and Structure

     We were incorporated in the State of Nevada on May 31, 2008. In 2010, we acquired Sino Oriental, and through that acquisition, acquired Misaky and its operating subsidiary Fujian Yada. Both Sino Oriental and Misaky are intermediate holding companies and have no other significant assets and operations of their own. Fujian Yada was organized in China in 2001.

     The following chart reflects our organizational structure as of the date of this report.

Asia Green Agriculture Corporation
(Nevada)
100%
Sino Oriental Agriculture Group Limited
(BVI)
100%
Misaky Industrial Limited
(HK)
100%
Fujian Yada Group
Co. Ltd
(PRC)
100%
Fujian Yaxin
Food Co. Ltd.
(PRC)
100%
Fujuan Shengda
Import & Export
Co. Ltd.
(PRC)
100%
Fujian Xinda
Food Co. Ltd.
(PRC)
100%
Shixing Yada
Forestry &
Development
Co. Ltd
(PRC)
100%
Yudu Yada
Forestry Co. Ltd
(PRC)
100%
Jianyang Yaxin
Agriculture & Forestry
Development Co. Ltd.
(PRC)
100%
Fujian Yada
E-Business Co. Ltd
(PRC)

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

     The revenues we generate from the sale of certain products that we produce and sell are currently exempt from China's value added tax and enterprise income tax. Pursuant to PRC tax laws and regulations, the proceeds from the sale of processed food products, regardless whether consumed within the PRC or exported overseas, are exempt from VAT. In addition, tax rebates of VAT on purchases are currently offered to all processed food products which are exported overseas. We enjoyed export tax rebates on purchases of $0.9 million and $0.8 million for the fiscal years 2013 and 2012, respectively.

     In addition, we also enjoy full exemption of income tax in respect of revenue generated from our self-produced fresh bamboo shoot products, bamboo wood, fresh vegetables and certain high PH bamboo shoots. We did not pay any income taxes in 2013 or 2012 on revenues from sales of fresh bamboo shoot products, certain high PH bamboo shoots, bamboo wood or fresh fruits and vegetables. This exemption is reviewed on an annual basis and can be eliminated at any time.

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

     We plan to increase our business through:

  Expansion of our bamboo forests;
  Expansion of sales channels;
  Further enhance our brand recognition;
  Expansion of our processing facilities;
  Development of new products such as FMCP, readily edible and healthy snacks; and
  Continue promotion of internet sales via www.tabao.com (淘宝特色中国武夷馆)

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

     Our business can be highly seasonal. We generate most of our sales from bamboo shoots. Harvest season for bamboo shoots is from December to April. Accordingly, we have historically generated a substantial portion of our revenues during our first and fourth fiscal quarters. We attempt to mitigate the effect of seasonality by managing our portfolio of products and extending our sales season through additional cold storage facilities and new technologies like our high PH bamboo shoots. Sales in the first and fourth fiscal quarters accounted for approximately 55% of our net sales for the fiscal year ended December 31, 2013, and were 54% of our net sales for the fiscal year ended December 31, 2012. If sales in these quarters are lower than expected, it would have a disproportionately large adverse impact on our annual operating results. Moreover, our sales or results of operations for any particular quarter may not be indicative of the results anticipated in future quarters.

     During 2014, we plan to reduce our planting bases related to fresh vegetables and produce. The reduction of these product lines will make us more dependent on bamboo shoot products and related FMCP and may result in increased seasonality of our business.

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

     In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for investors to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Yuan Tai Law Offices, our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments is provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

     Approximately 3% of our revenues came from sales to customers in Japan in fiscal 2013. If the Japanese Yen depreciates against the RMB the cost of our products would effectively increase to Japanese customers. Any increase in price could result in decreased sales and profitability for that market, and our profitability and operating results would suffer.

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

     If the PRC tax authorities determine that Asia Green Agriculture Corporation is a "resident enterprise" for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on accounts and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules provide that dividends paid to us from our PRC subsidiary would qualify as "tax-exempt income," we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new "resident enterprise" classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of "resident enterprise" treatment for the 2014 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

     In the opinion of our PRC counsel, Yuan Tai Law Offices, the M&A Rule concerning the CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals should not apply to our reverse acquisition of Sino Oriental because none of Fujian Yada, Sino Oriental and Misaky was a "Special Purpose Vehicle" or an "offshore company controlled by PRC companies or individuals" at the moment of acquisition. However, Mr. Cai Yango, the majority owner of Sino Oriental at the time of the acquisition, issued an option agreement to Mr. Zhan Youdai, a PRC individual, to purchase all of Mr. Cai’s equity interest in the Company, and subsequently Mr. Zhan did purchase all of Mr. Cai’s interest in the Company. Should a PRC governmental authority challenge the purpose or effect of the option agreement, the governmental authority could regard the transactions contemplated by the option agreement or otherwise as an affiliated acquisition and return investment for which approval of the Ministry of Commerce, or MOFCOM, would be required. We cannot assure you that we would be able to obtain the approval required from MOFCOM and if the PRC regulatory authorities take the view that the reverse acquisition of Sino Oriental or the acquisition of Fujian Yada by Misaky constitutes a round-trip investment without MOFCOM approval, they could invalidate our acquisition and ownership of Sino Oriental or the prior acquisition of Fujian Yada by Misaky.

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

     There is inherent risk related to the farmer-collectively-owned land use rights held by the farmer households

     For those bamboo forests and planting bases that we lease from rural village cooperatives, all of our current leases are in the nature of farmer-collectively-owned land, and are leased from the farmer-households via the local Villagers' Committees (for more information on the role of the Villagers' Committees and the legal regime governing farmlands in the PRC, please refer to the section "Regulation- PRC Land Law").

     (a) Title Certificates

     Despite the fact that PRC authorities have issued several legal directives and rules to regulate the process of issuing Collectively-owned Land Title Certificates (集体土地所有证) (for farmland) and Forest Title Certificates (林权证) (for forest land) to evidence the ownership of the farmers to the farmer-collectively-owned land, in practice, not many areas in the PRC have implemented such a system due to difficulties in identifying the proper owners for such farmer-collectively-owned lands, amongst other reasons (for more details regarding title certificates for farmer-collectively-owned land, please refer to the section "Regulation - PRC Land Law").

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

    Thereafter, the farmers or other individuals or organizations should apply to the relevant Agriculture Bureau (农业局) or Forestry Bureau (林业局) which will then issue the Land Contracted Operation Right Certificates (土地承包经营权证) (for farmland) or the Forest Right Certificates (林权证) (for forest land) to certify that the applying party has obtained the Rural Land Contracted Operation Right Certificates (土地承包经营权证). For more information regarding Rural Land Contracted Operation Right Certificates (土地承包经营权证) for farmer-collectively-owned land, please refer to the section "Regulation- PRC Land Law".

     Due to the lack of a well-developed central filing and registration system of administration and supervision in the PRC rural areas, not many Villagers' Committees (村委会) or Rural Collective Economic Organizations (村集体经济组织) in practice would formally sign Contracted Farming Agreements when granting Rural Land Contracted Operation Right. We have not obtained the Rural Land Contracted Operation Right Certificate for any of our 24 vegetables and fruit planting bases or the Forest Right Certificate for any of our seven bamboo forest lease agreements. We are not aware of any Land Contacted Operation Right Certificate or Forest Right Certificates issued by the relevant authorities in Songxi County, to evidence the rights of contracted operations for the farmland or forest land. Although we have sought to mitigate such risk by obtaining confirmation letters from the relevant Villagers’ Committees for all the planning bases and bamboo forest leased by our Company confirming that the farmland contract agreements or forest land contract agreements concerned are in compliance with the relevant laws and regulations, and by filling the lease agreements for record with the Agriculture Bureau or Forestry Bureau in Songxi, there is no assurance that such confirmations would not be revoked or otherwise rendered defective in any respect (for further details in relation to the confirmation letters obtained, please refer to the section "Regulation-PRC Land Law").

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

     Our reasonable estimation of the potential liability for non-compliance with the PRC Labour Contract Law and its implementing rules as of December 31, 2013 is approximately $4,254,000, which includes the potential liability for non-compliance of the obligations of the social insurance and housing fund for our full-time employees and temporary workers, and reflects our current good faith estimate of the most likely aggregate costs of rectifying our potential non-compliance regarding the Law's obligations. However, our actual liability could be significantly higher.

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

     Mr. Zhan Youdai has proposed to take the Company private in a transaction that may eliminate the participation of minority shareholders in the Company’s future growth.

     Mr. Zhan Youdai has delivered a letter of intent to the our Board of Directors, to acquire all of the outstanding shares of common stock of the Company not currently owned, legally or beneficially, by Mr. Zhan, for $0.55 per share in cash. If implemented, the proposal would result in the Company becoming a privately-held company. The Company has formed an independent Special Committee of its Board of Directors to negotiate any such transaction. The Special Committee has retained Duff & Phelps to provide financial advisory services to assist the Special Committee in the performance of its duties and the evaluation and negotiation the proposed transaction with Mr. Zhan. If the proposal goes forward, minority shareholders in the Company may be given the option or required to sell their shares of common stock at the negotiated price, subject to any available dissenters or appraisal rights. If implemented, the going private transaction could compel existing stockholders to sell their shares of common stock at the current fair market value, and forego the opportunity to participate in any future growth of the Company.

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

     We have entered into 24 vegetables and fruit planting base lease agreements for planting bases in Fujian Province. The planting base land use agreements generally grant us the right to farm the land for vegetables and fruit for a term of 5 to 30 years. We are in the sixth to eighth year of our land use agreements. The aggregate rental for the planting basis is approximately $1,700,000, which is generally paid to the rural village cooperative at the end of each year.

     We have entered into 7 bamboo forest land use agreements for forests in Fujian Province. The forest land use agreements grant us the right to harvest bamboo for a term of 20 to 37 years. We are in the second to eleventh year of our forest land use agreements. The total annual rental cost of the bamboo forests is approximately $2,390,000 per annum. Generally, we pay the annual rental costs to the village cooperatives at the end of every year.

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

For the year ended December 31, 2013	High	Low
Fourth Quarter	$0.55	$0.37
Third Quarter	$0.55	$0.50
Second Quarter	$0.51	$0.30
First Quarter	$0.52	$0.35

For the year ended December 31, 2012
Fourth Quarter	$0.67	$0.27
Third Quarter	$0.81	$0.58
Second Quarter	$2.30	$0.81
First Quarter	$1.95	$1.59

Holders of Record

     As of December 31, 2013, 36,823,626 shares of our common stock were issued and outstanding, and held by approximately 559 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

     The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2013 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated in this report by reference.

Recent Sales of Unregistered Securities

     We did not sell any unregistered shares of our common stock during the year ended December 31, 2013.

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

Overview

     We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. We also sell mature bamboo wood from our forests for use in manufacturing a variety of bamboo products. Bamboo shoot products accounted for approximately 46% of our revenue in 2013, while fresh vegetables and fruit accounted for approximately 34% of revenue, processed vegetables for 5% of revenue, and bamboo wood for 15% of revenue, respectively.

     We have a vertically integrated operation consisting of planting, manufacturing and distribution of final products. We can supply most of our requirements for fresh raw materials from our own land. We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale.

     We conduct our operations in China and sell products in over 10 provinces and administrative regions in China as well as the Japanese market. In 2013, we derived approximately 97% of our revenue in China and approximately 3% in Japan.

     Agricultural products are naturally subject to seasonality tied to their local growing season. For example, our fresh bamboo shoots, an important revenue driver, are only available for sale from approximately December during the year through April the following year. As a result, our fourth and first quarter revenues can be significantly higher than our second and third quarter revenues. We have historically tried to offset the impact of seasonality on our revenues by managing a diversified portfolio of products. In addition to product diversification, we use cold storage facilities to preserve some of our fresh products to extend their season and time market sales to improve gross margin.

Recent Developments

     We experienced marginal growth in 2013. Net sales for the year were $129 million, representing an increase of approximately 2% growth over the year ended December 31, 2012. Gross margins for 2013 decreased to 32% from 36% in 2012. Net income for the year was $34.4 million, a decrease of $3.1 million or 8%, compared to the fiscal year ended December 31, 2012.

     Weather conditions, particularly the reduction in rain fall in the fourth quarter of 2013 in Fujian Province, had an adverse impact on our bamboo shoots and bamboo woods growth. Our harvest of fresh bamboo shoots during the fourth quarter of 2013 was reduced by almost 47%, as compared to the fourth quarter of 2012. This will potentially impact net sales for the first and second quarter of 2014. To ease this shortage and meet our anticipated customer demand, we had to rely on purchases from third parties to ensure a sufficient supply of bamboo shoots. In addition, we made elected to make prepayments to secure the relevant bamboo shoots, and to avoid the increase in selling price demanded by the respective suppliers should the drought persist.

     We spent approximately $12.6 million to acquire property, plant and equipment (principally on the construction of an E-commerce, logistic and trading Centre and testing and inspection centre) to launch the internet sales at www.taobao.com (淘宝特色中国武夷馆) and approximately $6.6 million as payment to acquire and deposits for acquisition of land use rights.

     We believe that the investments we made in physical facilities and bamboo forests in 2013 establish a strong foundation for anticipated growth in 2014 and beyond. Our current growth strategy is currently centered on the following initiatives:

  Further expand our domestic sales and distribution network and enter new markets.
  Further enhance our brand recognition.
  Continue promotion of internet sales via www.taobao.com (淘宝特色中国武夷馆)

     We did not acquire new bamboo forest during 2013. The table below summarizes our bamboo forest and planting bases as of December 31, 2012 and December 31, 2013.

	December 31, 2012	December 31, 2013
Bamboo forest	53,897 acres (218.11 square kilometers)	53,320 acres (215.89 square kilometers)
Vegetables & Fruits (including mushrooms)	12,500 acres (50.59 square kilometers)	12,500 acres (50.59 square kilometers)

     Given instable market demand on different varieties of vegetables and fruits and the corresponding complexity that creates on planning and operations, we intend to downsize our vegetable and fruit planting bases by half in 2014 and may discontinue those product lines in 2015. This change is intended to allow us to streamline our operations and concentrate on our core bamboo business, especially the FMCP that require further processing. This would also allow us to use off-peak season from May to November for these further processing activities.

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of internal sales team members, outside sales agents and markets served as of December 31, 2012 and December 31, 2013.

	December 31, 2012	December 31, 2013
Internal Sales Team Members	63	65
Distributors	214	244

     In 2013, we focused on expansion of our sales network in the domestic market. We have no immediate plans to expand our international sales presence beyond Japan.

     We completed construction of a 11,500 metric ton cold storage facility as of December 31, 2013 for storing fresh and semi-finished products. As of December 31, 2013, some of the construction work in progress related to new logistic, trading and testing center and staff quarters, were partially completed. The remaining portion is expected to be completed by the end of 2014. The French Horn mushroom processing plant (Phase 1) is in normal production during 2013.

     We have been gaining brand recognition in China, especially in Fujian Province. Our brand “ was awarded as a “Well-Known Trademark of China” in May 2011. As of December 31, 2013 we had expanded our sales network to over 800 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

     The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)
	For the year			For the year
Item	Ended			Ended
	December 31, 2013			December 31, 2012
(Audited)	(As reported)			(As reported)
	In	As a		In	As a
	Thousands	Percentage		Thousands	Percentage
		Of			of
		Net Sales			Net Sales
Net sales	$128,693	100%		$125,737	100%
Cost of sales	(87,284)	(68%	)	(80,917)	(64%	)
Gross profit	41,409	32%		44,820	36%
Selling and administrative expenses	(6,517)	(5%	)	(5,483)	(5%	)
Operating income	34,892	27%		39,337	31%
Government grant income	478	-		271	-
Other income – net	7	-		144	-
Gain on disposal of interests in subsidiaries	675	-		-	-
Net finance costs	(1,501)	-		(1,308)	(1%	)
Income before income taxes and noncontrolling interest	34,551	27%		38,444	30%
Income taxes	(198)	-		(997)	-
Net income before noncontrolling interest	34,353	27%		37,447	30%
Net loss attributable to noncontrolling interest	23	-		-	-
Net income attributable to Company’s common stockholders	34,376	27%		37,447	30%

     Net sales. Our net sales consist of revenue derived from the sale of our food products, less discounts and returns. For the year ended December 31, 2013, our net sales were $128.7 million compared to $125.7 million for the same period of last year, an increase of $3.0 million or approximately 2%. The increase was due to the appreciation of the RMB against the U.S. dollars, which resulted in an increase of net sales of $3.3 million. Without the change in currency conversion, our net revenue number was relatively unchanged. We experienced a $1.3 million increase in net sales as a result of increases in our average selling prices for our products. These increases were offset by approximately $1.6 million due to lower average sales volume of our products for the current year.

     The decrease in quantity sold was mainly due to instability of demand for fresh vegetables and fruits segments such as the following :-

  Fresh cumber (decreased by 7.2 million kg);
  Fresh carrot (decreased by 6.0 million kg);
  Fresh mushroom (decreased by 3.5 million kg);
  Fresh fuki (decreased by 2.0 million kg);
  Fresh tora (decreased by 0.4 million kg).

     We have experienced decreased rainfall in the region where our bamboo forests are located. Our sales volume for bamboo shoots and bamboo woods in 2014 will be affected if the drought condition persists.

     Cost of sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overheads and sales tax. For the year ended December 31, 2013, our cost of sales were approximately $87.3 million compared to approximately $80.9 million for the same period of last year, an increase of approximately $6.4 million or approximately 8%. The increase was mainly due to:

1)

increase in price of raw materials – approximately $5.1 million of the increase in costs of goods sold was a result of increases in the price of raw materials. In the fourth quarter of 2013, dry weather conditions resulted in a shortage of bamboo shoot products. The prices paid for the bamboo shoots sourced from outsiders increased by 10% to 15%, compared to the same period of 2012. The outsourced bamboo shoots was meant to produce our newly launched product series, i.e. FMCP; and

2)

Increase in direct labor cost – approximately $0.8 million of the increase in costs of goods sold was a result of increases direct labor costs. Changes in labor regulations and supply in China led to the increase in overall direct labor cost.

     As a percentage of net sales, the cost of sales increased to approximately 68% for the year ended December 31, 2013 from approximately 64% for the year ended December 31, 2012.

     Gross profit and gross margin. Our gross profit is equal to our net sales less our cost of sales. Our gross profit was approximately $41.4 million for the year ended December 31, 2013, compared to approximately $44.8 million for the same period of last year, a decrease of approximately $3.4 million or approximately 8%. Gross profit as a percentage of net sales was approximately 32% and 36% for the years ended December 31, 2013 and 2012, respectively. The decrease in the gross margin was due to the increase in the cost of sales. We were not able to entirely pass on the incremental costs to the end consumers during the year.

     Selling and administrative expenses. Our selling and administrative expenses increased by approximately $1.0 million, or approximately 19%, to approximately $6.5 million for the year ended December 31, 2013 from approximately $5.5 million for the year ended December 31, 2012.

     Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses remained comparable for the year ended 2013 and 2012, of approximately $1.5 million. As a percentage of net sales, selling expenses for the two years ended December 31, 2013 and 2012 were roughly flat at approximately 1%. As we are still gearing up our production scale and streamlining our group structure, we did not devote significant resources to advertising and promotional activities.

     Our administrative expenses include the costs associated with staff and support personnel who manage our business activities, office expenses, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased by approximately $1.0 million, or approximately 26%, to approximately $5.1 million for the year ended December 31, 2013 from approximately $4.0 million for the year ended December 31, 2012. The increase was mainly attributable to legal and professional fees incurred pertaining to the potential “going private” transaction by our major shareholder.

     Gain on disposal of interests in subsidiaries. In 2013, we streamlined our corporate structure by disposing 3 of our subsidiaries, namely

1)	Fuzhou Yada for a cash consideration of $0.2 million, with a gain on disposal of approximately $0.4 million;
2)	Shanghai Yada for a cash consideration of $0.3 million, with a gain on disposal of approximately $0.2 million;
3)	Sanda E-Business for a cash consideration of $0.6 million, with a gain on disposal of approximately $0.05 million.

     Net finance costs. Our net finance costs increased by approximately $0.2 million or approximately 15%, to approximately $1.5 million for the year ended December 31, 2013 from approximately $1.3 million for the year ended December 31, 2012. The increase was primarily attributable to an increase in bank borrowings to finance the expansion of our property, plant and equipment. As a percentage of net sales, net finance costs for the two years ended December 31, 2013 and 2012 were basically flat at approximately 1%.

     Income taxes. We had income taxes of approximately $0.2 million for the year ended December 31, 2013, as compared to approximately $1.0 million for the year ended December 31, 2012. This was primarily attributable to the reversal of over-provision for Enterprise Income Tax made in prior year.

     We receive significant tax exemptions and subsidies in connection with our business activities in China. See “Risk Factors-We benefit from certain preferential tax policies and subsidies for agricultural producers in China; the discontinuation or loss of any of these policies or subsidies would increase our tax expenses and reduce our profitability.” For example, in the year ended December 31, 2013, we enjoyed an income tax exemption on profits from fresh produce worth approximately $8.4 million. We cannot assure you that these tax exemptions and grants will continue, and if they do not, our net cash provided by operating activities and net income will be reduced by the value of the benefits lost. Based on our financial performance in prior periods, this decrease would constitute a material adverse effect on our operating results and liquidity and capital resources.

     Net income. Our net income decreased by approximately $3 million, or approximately 8%, to approximately $34.4 million for the year ended December 31, 2013 from approximately $37.4 million for the year ended December 31, 2012. The main reasons for the deterioration of our net income were due to the changes in our other key components of results of operations discussed above.

Liquidity

     The following table provides detailed information regarding key balance sheet items and other items affecting our liquidity for the financial statement periods presented in this report.

	As of
	December 31,
	(Audited)
	2013	2012
Cash and cash equivalents	$3.0 million	$9.8 million
Trade Receivable	50.3 million	32.9 million
Working capital	58.5 million	37.6 million
Days sales outstanding	143	96

     The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,
	(Audited)
	2013	2012
Net cash provided by operating activities	$4,801	$40,576
Net cash used in investing activities	(16,880)	(47,418)
Net cash provided by financing activities	5,084	3,665
Effect of exchange rate on cash and cash equivalents	240	100
Cash and cash equivalents at the beginning of the year	9,756	12,833
Cash and cash equivalents at the end of the year	3,000	9,756

Cash Flows from Operating Activities.

     Net cash provided by operating activities was approximately $4.8 million for the year ended December 31, 2013, an decrease of approximately $35.8 million from $40.6 million for the year ended December 31, 2012. The decrease of net cash provided by operating activities was primarily attributable to the following items:

1)	increase in trade receivables of approximately $16.2 million
2)	increase in other receivables, prepayments and deposits of approximately $12.5 million
3)	increase in inventories of approximately $1.8 million
4)	reduce in trade payables of approximately $2.2 million

     The increase in the trade receivables was the result of the central government's tightening of monetary policy where most of our customers, especially the distributors would demand a longer credit term for settlement of the outstanding debts.

     This has resulted in an increase of our Day Sales Outstanding from 96 days to 143 days. We have made the relevant bad and doubtful debts according to our group’s general provisioning policy.

     The increase in other receivables, prepayment and deposits were attributable to the followings :-

1)	Prepayment of rental and planting bases of approximately $3.2 million
2)	Prepaid raw materials and goods
Farm land manure/fertilizer of approximately $1.4 million
Wood chips for French Horn Mushroom processing plant of approximately $1.5 million Bamboo shoots of approximately $2.8 million Fresh mushroom cultivation rod of approximately $3.4 million

Cash Flows from Investing Activities.

     Net cash used in investing activities for the year ended December 31, 2013 was approximately $16.9 million compared to approximately $47.4 million for the year ended December 31, 2012. During the fiscal year 2013, we invested approximately $12.6 million to acquire property, plant and equipment and approximately $6.6 million to acquire land use rights.

Cash Flows from Financing Activities.

     Net cash provided by financing activities was approximately $5.1 million for the year ended December 31, 2013, compared to approximately $3.7 million for the fiscal year 2012. The net cash provided by financing activities for the fiscal year 2013 was mainly attributable to net proceeds received from secured short term borrowings.

     Our overall cash and cash equivalent position is declining. This was mainly due to:-

(1)	Increase in prepaid raw materials and goods;
(2)	Increase in overall operational costs (direct labor and raw materials);
(3)	Prompt settlement to suppliers to ensure quality of goods and timely delivery;
(4)	Increase in finance expenses due to increase in overall gearing, i.e. bank borrowings;
(5)	Expansion of trade receivables.

     We foresee this situation lasting for at least 2 to 3 years and the management will closely monitor the market condition and take relevant action to manage our cash position and liquidity.

Contractual Obligations and Commitments

     Our short term borrowings consist of secured bank loans under a number of credit facilities with commercial banks in China. The weighted-average interest rate on short-term borrowings as of December 31, 2013 and 2012, were 6.47% and 6.79% respectively. The details of our banking facilities as of December 31, 2013 were as follows:

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$22,920,360	$22,409,928	$510,432

     For additional details, please refer to Note 18 to our consolidated financial statements for the two years ended December 31, 2013 and 2012 on pages F-30 and F-31.

     Our operating leases relate to payments for land use rights for our facilities, planting bases and bamboo forests. Our rights to our corporate facilities extend until 2053 to 2055. The rights to our planting basis range from 7 to 30 years and the rights under to our bamboo forests generally range from 20 to 37 years. As of December 31, 2013 the future minimum lease payments under non-cancelable operating leases were as follows:

2014	$3,722,473
2015	3,704,776
2016	3,681,600
2017	3,666,603
2018	3,666,603
Thereafter	46,063,270

$64,505,325

     For additional details, please refer to Note 22 to our consolidated financial statements for the year ended December 31, 2013 on page F-32.

Contingent Liabilities

     In accordance with the PRC labor laws and regulations, we are required to contribute the social insurance for our staff. Before December 31, 2010, we made a provision of approximately $582,000 to cover potential liability with respect to certain unpaid social insurances for staff. On February 29, 2012, we obtained written confirmation from local authority that, because we primarily employ migrant workers from rural areas and temporary workers, which normally have high mobility and with different levels of implementation of the social insurance systems by local authority, we are allowed to contribute the social insurance to the extent which is accepted by the local authority and generally lower than the requirements under PRC labor laws and regulations. Since January 1, 2011, we have been making payments for the social insurance based on the instructions by local authority. If we were required to fully contribute the social insurance for our staff under the PRC labor laws and regulations, the total cost may be as much as $4,254,000. However, we have not been involved in investigation or administrative penalty by the local authority in connection with social insurance. Based on our past experiences and the written confirmation from the local authority, we believe the likelihood that we will have to pay any additional amount is remote. See “Risk Factors-We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

     Our capital expenditures were approximately $19.2 million for the year ended December 31, 2013. Our capital expenditures were mainly used to acquire property, plant and equipment ($12.6 million) and land use rights ($6.6 million). We currently estimate that our capital expenditures in fiscal year 2014 will be approximately $6 million, which we intend to use primarily for expansion of bamboo forests, and the completion of construction of our new logistic, trading and testing center and staff quarters.

Capital Resources

     As of December 31, 2013 we did not have any unused credit facility that was available to us. We believe that our cash on hand and cash flow from operations will meet our expected capital expenditures and working capital requirements for at least the next 12 months.

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

     Revenue recognition

     Revenue from sales of the our products, including fresh produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the customer at the time when the products are delivered to our customer with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured. We do not provide our customers with contractual rights of return and post-delivery discount for any of our products, including fresh produce and processed produce. When there is any significant post-delivery performance obligation exists, revenue is recognized only after such obligation is fulfilled. We evaluate the terms of sales agreement with our customer for fresh produce and processed produce in order to determine whether any significant post-delivery performance obligations exists. Currently, the sales under fresh produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations.

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

     We file separate tax returns in the United States and China. Income taxes of our PRC operating subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Asia Green Agriculture Corporation, applicable U.S. tax laws are followed. We expect that the tax rate of 25% currently applicable to our Fujian Yada operating subsidiaries will remain unchanged in 2014.

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

     Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries. The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors - Risks Associated with Doing Business in China - Under the EIT Law, we may be classified as a ‘resident enterprise’ of China.” Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

Recent Accounting Pronouncements

     See Note 3 to our audited consolidated financial statements for the two years ended December 31, 2013 and 2012 beginning on page F-17.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2013, our disclosure controls were effective at that “reasonable assurance” level.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors.

     The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2014, which is incorporated by reference herein.

Identification of Executive Officers.

     The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2014, which is incorporated by reference herein.

Compliance with Section 16(a) of the Exchange Act.

     The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2014, which is incorporated by reference herein.

Code of Ethics.

     The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2014, which is incorporated by reference herein.

Audit Committee.

     The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2014, which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2014, which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2014, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2014, which is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2014, which is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements- The financial statements listed below are included under Item 8 of this report:

  Consolidated Statements of Income and Comprehensive Income for the two years ended December 31, 2013 and 2012;
  Consolidated Balance Sheets as of December 31, 2013 and 2012;
  Consolidated Statements of Stockholders’ Equity for the two years ended December 31, 2013 and 2012;
  Consolidated Statements of Cash Flows for the two years ended December 31, 2013 and 2012; and
  Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules- The following financial statement schedules are included under Item 8 of this report:

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

Asia Green Agriculture Corporation
(Registrant)

Date: March 31, 2014	/s/ Zhan Youdai
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

Signature	Title	Date

s/ ZHAN YOUDAI	Chief Executive Officer, Director and President (Principal Executive Officer)	March 31, 2014
Zhan Youdai

/s/ CHIN HON SIANG ALEX	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2014
Chin Hong Siang Alex

/s/ ZHANG HE	Director	March 31, 2014
Zhang He

/s/ CHENG SING WAI HENRY	Director	March 31, 2014
Cheng Sing Wai Henry

/s/ LUM PAK SUM	Director	March 31, 2014
Lum Pak Sum

/s/ MAK KA WING PATRICK	Director	March 31, 2014
Mak Ka Wing Patrick

ASIA GREEN AGRICULTURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO YEARS ENDED DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Asia Green Agriculture Corporation

We have audited the accompanying consolidated balance sheets of Asia Green Agriculture Corporation and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong, China
March 31, 2014

Asia Green Agriculture Corporation
Consolidated Statements of Income and Comprehensive Income
For the Two Years ended December 31, 2013 and 2012
(Stated in US Dollars)

	Year ended December 31,
	2013	2012

Sales revenue	$128,693,017	$125,736,770
Cost of sales	(87,284,014)	(80,916,986)

Gross profit	41,409,003	44,819,784

Operating expenses
Administrative expenses	5,058,521	4,022,360
Selling expenses	1,457,984	1,460,995

	6,516,505	5,483,355

Income from operations	34,892,498	39,336,429
Government grant income - Note 3	477,865	271,047
Other income - net - Note 10	6,668	143,951
Gain on disposal of interests in subsidiaries - Note 11	675,439	-
Net finance costs - Note 9	(1,501,312)	(1,307,785)

Income before income taxes and noncontrolling interest	34,551,158	38,443,642
Income taxes - Note 8	(197,962)	(996,595)

Net income before noncontrolling interest	34,353,196	37,447,047
Net loss attributable to noncontrolling interest	23,118	-

Net income attributable to Company’s common stockholders	$34,376,314	$37,447,047

Net income before noncontrolling interest	$34,353,196	$37,447,047
Other comprehensive income
Foreign currency translation adjustments	4,966,923	708,711

Total comprehensive income	39,320,119	38,155,758
Comprehensive loss attributable to noncontrolling interest	17,357	-

Total comprehensive income attributable to Company’s common stockholders	$39,337,476	$38,155,758

Earnings per share: basic and diluted attributable to Company’s common stockholders - Note 12	$0.934	$1.017

Weighted average number of shares outstanding: basic and diluted	36,823,626	36,823,626

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
Consolidated Balance Sheets
As of December 31, 2013 and 2012
(Stated in US Dollars)

	As of December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$3,000,376	$9,756,103
Restricted cash - Note 4	2,357,478	791,500
Trade receivables, net - Note 5	50,288,766	32,902,687
Held for trading investments - Note 19	-	81,250
Other receivables, prepayments and deposits - Note 6	18,051,283	5,629,404
Inventories - Note 7	21,099,678	18,309,203
Deferred tax assets - Note 8	10,162	1,326

Total current assets	94,807,743	67,471,473
Property, plant and equipment, net - Note 13	37,972,707	23,854,437
Deposits paid - Note 15	40,747,951	48,441,027
Land use rights - Note 14	38,532,504	25,711,762

TOTAL ASSETS	$212,060,905	$165,478,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 4	$5,777,658	$7,696,130
Bills payable - Note 4	572,600	1,583,000
Receipts in advance	455,631	190,275
Other payables and accrued expenses - Note 16	6,537,218	5,387,349
Amount due to related party - Note 17	234,450	345,054
Secured short-term borrowings - Note 18	22,409,928	14,260,908
Income tax payable	348,007	352,586

Total current liabilities	36,335,492	29,815,302
Deferred tax liabilities - Note 8	13,074	27,403

TOTAL LIABILITIES	36,348,566	29,842,705

COMMITMENTS AND CONTINGENCIES - Note 22

Asia Green Agriculture Corporation
Consolidated Balance Sheets (Cont’d)
As of December 31, 2013 and 2012
(Stated in US Dollars)

	As of December 31,
	2013	2012
STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares as of December 31, 2013 and 2012; none issued and outstanding
Common stock: par value $0.001 per share; authorized 200,000,000 shares as of December 31, 2013 and 2012; 36,823,626 shares issued and outstanding as of December 31, 2013 and 2012	36,824	36,824
Additional paid-in capital	22,592,701	21,854,465
Statutory reserve - Note 21	10,196,203	9,611,614
Other surplus reserve - Note 21	12,379,891	8,308,154
Accumulated other comprehensive income	10,739,238	5,777,443
Retained earnings	119,767,482	90,047,494

TOTAL ASIA GREEN AGRICULTURE COPORATION STOCKHOLDERS’ EQUITY	175,712,339	135,635,994

NONCONTROLLING INTEREST	-	-

TOTAL STOCKHOLDERS’ EQUITY	175,712,339	135,635,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,060,905	$165,478,699

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

						Accumulated
			Additional		Other	other
	Common stock		paid-in	Statutory	surplus	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserve	reserve	income	earnings	interest	Total

Balance, January 1, 2012	36,823,626	$36,824	$20,476,158	$7,013,087	$3,792,069	$5,068,732	$59,715,059	$-	$96,101,929

Foreign currency translation adjustments	-	-	-	-	-	708,711	-	-	708,711
Net income	-	-	-	-	-	-	37,447,047	-	37,447,047
Appropriation to statutory reserve	-	-	-	2,598,527	-	-	(2,598,527)	-	-
Appropriation to other surplus reserve	-	-	-	-	4,516,085	-	(4,516,085)	-	-
Share-based compensation - Note 23	-	-	1,378,307	-	-	-	-	-	1,378,307

Balance, December 31, 2012	36,823,626	$36,824	$21,854,465	$9,611,614	$8,308,154	$5,777,443	$90,047,494	$-	$135,635,994

Foreign currency translation adjustments	-	-	-	-	-	4,961,162	-	5,761	4,966,923
Capital contributions from noncontrolling interest	-	-	-	-	-	-	-	237,750	237,750
Net income (loss)	-	-	-	-	-	-	34,376,314	(23,118)	34,353,196
Disposal of Sanda E-business – Note 11(a)	-	-	-	-	-	633	-	(220,393)	(219,760)
Appropriation to statutory reserve	-	-	-	584,589	-	-	(584,589)	-	-
Appropriation to other surplus reserve	-	-	-	-	4,071,737	-	(4,071,737)	-	-
Share-based compensation - Note 23	-	-	738,236	-	-	-	-	-	738,236

Balance, December 31, 2013	36,823,626	$36,824	$22,592,701	$10,196,203	$12,379,891	$10,739,238	$119,767,482	$-	$175,712,339

See the accompanying notes to consolidated financial statements

Asia Green Agriculture Corporation
Consolidated Statements of Cash Flows
For the Two Years ended December 31, 2013 and 2012
(Stated in US Dollars)

	Year ended December 31,
	2013	2012
Cash flows from operating activities
Net income before noncontrolling interest	$34,353,196	$37,447,047
Adjustments to reconcile net income before noncontrolling interest to net cash provided by operating activities :-
Depreciation and amortization	2,246,879	1,703,010
Loss on disposal of property, plant and equipment	-	5,359
Deferred taxes	(24,052)	338,655
Realized and unrealized gain on held for trading investments	(2,112)	(2,295)
Gain on disposal of interests in subsidiaries	(675,439)	-
Provision for obsolete inventories	1,928	3,092
Provision for doubtful debts	38,281	231,232
Share-based compensation	738,236	1,378,307
Changes in operating assets and liabilities :-
Trade receivables	(16,182,780)	(8,762,067)
Other receivables, prepayments and deposits	(12,532,551)	2,913,649
Inventories	(1,841,292)	1,783,503
Trade payables	(2,182,284)	1,938,482
Restricted cash held as collateral for foreign exchange forward contracts	-	1,293,288
Receipts in advance	285,467	159,486
Other payables and accrued expenses	597,676	(255,503)
Income tax payable	(20,350)	400,634

Net cash flows provided by operating activities	4,800,803	40,575,879

Cash flows from investing activities
Payments to acquire and deposit for acquisition of property, plant and equipment	(12,634,251)	(7,842,139)
Proceeds from disposal of property, plant and equipment	30,529	19,390
Payments to acquire and deposit for acquisition of land use rights	(6,604,377)	(39,516,666)
Payments to acquire held for trading investments	-	(871,915)
Net cash inflow from disposal of interests in subsidiaries	566,996	-
Refund of deposits for acquisition of land use rights	1,676,468	-
Proceeds from disposal of held for trading investments	84,760	792,845

Net cash flows used in investing activities	(16,879,875)	(47,418,485)

Asia Green Agriculture Corporation
Consolidated Statements of Cash Flows (Cont’d)
For the Two Years ended December 31, 2013 and 2012
(Stated in US Dollars)

	Year ended December 31,
	2013	2012
Cash flows from financing activities
Proceeds from secured borrowings	34,627,242	26,177,328
Repayments of secured borrowings	(27,127,562)	(21,371,190)
Decrease in loans from third parties	-	(158,530)
Decrease (increase) in restricted cash held as collateral for bills payable	846,330	(326,410)
Increase in restricted cash held as collateral for bank loans	(2,331,457)	-
Decrease in bills payable	(1,059,559)	-
Repayments to related parties	(109,142)	(655,738)
Capital contributions from non-controlling interests	237,750	-

Net cash flows provided by financing activities	5,083,602	3,665,460

Effect of foreign currency translation on cash and cash equivalents	239,743	100,438

Net decrease in cash and cash equivalents	(6,755,727)	(3,076,708)
Cash and cash equivalents - beginning of year	9,756,103	12,832,811

Cash and cash equivalents - end of year	$3,000,376	$9,756,103

Supplemental disclosures for cash flow information
Cash paid for :-
Interest expense	$1,205,991	$1,076,657
Income taxes	$242,517	$257,594

Non-cash operating and investing activities :-
Transfer of withholding tax payable to amount due to related parties	$-	$630,040
Receivables from disposal of Fuzhou Yada and Shanghai Yada	$408,800	$-

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

(vi)

Fujian Xinda Food Co., Ltd. (“Xinda”) was established in the PRC which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agriculture products.

	(vii)	Shixing Yada Forestry Development Co., Ltd. (“Shixing Yada”) was established in the PRC which principal businesses are production and marketing of bamboo related products.

	(viii)	Yudu Yada Forestry Co., Ltd. (“Yudu Yada”) was established in the PRC which principal businesses are production and marketing of bamboo related products.

(ix)

Jianyang Yaxin Agriculture and Forestry Development Co., Ltd. (“Jianyang Yaxin”) was established in the PRC which principal businesses are production and marketing of fresh produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(x)	Fujian Yada E-business Co., Ltd. (“Yada E-business”) was established in the PRC which principal business is retailing of packaged foods.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Reorganization

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

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies

Basis of consolidation and presentation

Before and immediately after the completion of Reorganization, the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda are under the common control of Mr. Zhan and Madam Zhou. Accordingly, accounting for recapitalization is adopted for the preparation of consolidated financial statements to present the combined results of operations and financial position of the Company, Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda as if the current group structure, which means that Misaky, Sino Oriental, Fujian Yada, Yaxin, Shengda and Xinda are wholly owned subsidiaries of the Company, had been in existence at the beginning of the reporting period. The 29,214,043 shares (as adjusted for the Forward Stock Split) of the Company’s common stock issued for reverse takeover are deemed the opening common stock since January 1, 2009 to reflect the recapitalization.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of December 31, 2013 and 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of December 31, 2013 and 2012, the Company did not have any balance of gross trade receivables due from individual customer that represented 10% or more of the Company’s gross trade receivables.

During the two years ended December 31 2013 and 2012, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2013 and 2012, almost all the cash and cash equivalents were denominated in RMB and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in United States Dollars and Japanese Yen (“JPY”).

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Restricted cash

Deposits in banks pledged as securities for bank loans and bills payable (Note 4) that are restricted in use are classified as restricted cash under current assets.

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

Bad debts are written off when identified. The Company extends unsecured credit to certain customers ranging from one to four months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

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

Construction in progress mainly represents expenditures in respect of the Company’s offices, factories and quarters under construction. All direct costs relating to the acquisition or construction of the Company’s office, factories and quarters are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

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

Revenue from sales of the Company’s products represents the invoiced value of goods, net of the value-added tax (“VAT”). The Company’s processed produce products that are sold in the PRC are subject to VAT at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials, other materials or costs included in the cost of producing the Company’s processed produce products.

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

No government grants were offset against the finance costs for the two years ended December 31, 2013 and 2012. During the two years ended December 31, 2013 and 2012, the Company recorded government grants income of $477,865 and $271,047 respectively, for government grants received as compensation for finance costs incurred in prior periods.

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

Advertising expenses amounting to $183,130 and $271,548 for the two years ended December 31, 2013 and 2012 respectively are included in selling expenses.

Transportation expenses amounting to $345,644 and $541,064 for the two years ended December 31, 2013 and 2012 respectively are included in selling expenses.

No material research and development expenses were incurred for the two years ended December 31, 2013 and 2012.

Dividends

Dividends are recorded in the Company’s financial statements in the period in which they are declared.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As of December 31, 2013 and 2012, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is Renminbi (“RMB”) and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company that are prepared using the functional currency have been translated into United States dollars (“US dollars”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholder’s equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at December 31, 2013 and 2012 were RMB1 for $0.1636 and $0.1583 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Investments

The Company records its investments in accordance with ASC 320 “Investments-Debt and Equity Securities”. As of December 31, 2012, the Company classified its portfolio as held for trading investments. These investments were recorded at fair value, based on quoted market prices in an active market, with net unrealized holding gains and losses reported in the consolidated statement of income and comprehensive income. As of December 31, 2012, the carrying amounts of the investments approximated their fair market values, and were classified as Level 1 assets as defined by ASC 820, see the paragraph “Fair value measurements”.

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

The following items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements were based on the use of Level 1 inputs as of December 31, 2013 and 2012 :-

	Total fair value measurement
	as of December 31,
	2013	2012

Held for trading investments	$-	$81,250

	Included in the following
	items of consolidated
	statements of income	Year ended
	and comprehensive income	December 31,
		2013	2012

Realized and unrealized gain recorded - held for trading investments	Other income - net	$2,112	$2,295

The Company measured the fair value of held for trading investments by obtaining the quoted price in active markets. There were no changes in valuation techniques during the two years ended December 31, 2013 and 2012.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Fair value measurements (Cont’d)

The Company did not have any financial instruments recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements that were based on the use of Level 2 inputs as of December 31, 2013 and 2012.

	Included in the following
	items of consolidated
	statements of income and	Year ended
	comprehensive income	December 31,
		2013	2012

Realized gain recorded - foreign exchange forward contracts	Other income - net	$-	$371,397

The Company estimated the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. There were no changes in valuation techniques during the year ended December 31, 2012. The Company did not enter into any foreign exchange forward contracts during the year ended December 31, 2013.

Noncontrolling interest

Non controlling interest resulted from the consolidation of a 70% owned subsidiary, Sanda E-business Co., Ltd. (Note 11(a)).

Recently issued accounting pronouncements

The Company evaluated all recently issued accounting pronouncements, namely ASU 2011-11, ASU 2012-02, ASU 2012-04, ASU 2013-01, ASU 2013-02, ASU 2013-03, ASU 2013-04, ASU 2013-05, ASU 2013-07, ASU 2013-09, ASU 2013-11 and ASU 2013-12. The Company does not expect the adoption of these accounting pronouncements to have material impacts on the Company’s consolidated financial statements.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Restricted cash, bills payable and trade payables

Restricted cash as of December 31, 2013 and 2012 consisted of the following :-

	As of December 31,
	2013	2012

Bank deposits held as collateral for bank loans - Note 18	$2,083,994	$-
Bank deposits held as collateral for bills payable - Note 4(a)	273,484	791,500

	$2,357,478	$791,500

Note :-

(a)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is generally required to place deposits with banks equal to 30% (2012: 50%) of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

5.	Trade receivables, net

	As of December 31,
	2013	2012

Trade receivables	$50,327,033	$32,902,687
Less : Allowance for doubtful accounts	(38,267)	-

	$50,288,766	$32,902,687

Trade receivables with carrying value of $2,702,543 and $1,593,782 as of December 31, 2013 and 2012 respectively were pledged as collaterals under certain loan agreements (Note 18).

An analysis of the allowance for doubtful accounts is as follows :-

	As of December 31,
	2013	2012

Balance at beginning of the period	$-	$16
Provision for doubtful debts	38,281	231,232
Bad debts written off against trade receivables	-	(231,247)
Translation adjustments	(14)	(1)

Balance at end of the period	$38,267	$-

Provision for doubtful debts of $38,281 and $231,232 were charged to other income - net for the two years ended December 31, 2013 and 2012 respectively.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits

	As of December 31,
	2013	2012

Prepayments - Note 6(a)	$16,216,367	$4,465,025
Deposits	1,202,306	1,155,005
Other receivables	632,610	9,374

	$18,051,283	$5,629,404

Note :-

(a)

Prepayments are primarily comprised of prepaid materials (including seeds, fresh mushroom cultivation rod, fertilizers and pesticides) and goods, rental and labor charges in relation to the production of fresh produce which are expected to be recorded as cost of sales upon cultivating and harvesting within one year.

The Company enters into these arrangements to enhance its control of production and costs. These prepayments can help it to have better planning in the future and enhance its production. In order to secure certain of its bulk purchases, the suppliers require it to prepay certain contract amounts before delivery. In addition, some of its raw materials applied in the mushroom planting and processing, such as specific wood chips must be sourced only during dry season or weather to reduce the moisture in the woods chips. This, in turn, requires the company to make some prepayments to secure the relevant raw materials.

Initial amounts are recorded as prepayments upon making payments. Prepaid materials and goods are classified as inventories upon the receipt of those goods and transferred to costs of sales upon usage. Prepaid annual rental and labor charges are amortized, over the contract periods, as cost of sales on a straight-line basis.

7.	Inventories

	As of December 31,
	2013	2012

Raw materials and packaging materials	$381,909	$720,752
Bamboo and other growing crops	17,657,494	14,775,986
Finished goods	3,067,841	2,817,769

	21,107,244	18,314,507
Less: Provision for obsolete inventories	(7,566)	(5,304)

	$21,099,678	$18,309,203

As of December 31, 2013 and 2012, the inventories with carrying amounts of $224,767 and $419,743 respectively were pledged as collateral under certain loan agreements (Note 18).

Provision for obsolete inventories of $1,928 and $3,092 were charged to cost of sales for the two years ended December 31, 2013 and 2012 respectively.

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

PRC

Pursuant to the new PRC’s enterprise income tax (“EIT”) law, Fujian Yada, Yaxin, Xinda, Shengda, Shixing Yada, Yudu Yada, Jiangyang Yaxin and Yada E-business are subject to EIT at the statutory rate of 25%. In addition, the Company’s profits generated from its fresh produce and certain processed produce, which have been qualified as agriculture product under the EIT law, are exempted from EIT.

The components of income tax expense are as follows :-

	Year ended December 31,
	2013	2012

Current taxes - PRC	$222,014	$657,940
Deferred taxes - PRC	(24,052)	338,655

	$197,962	$996,595

The effective income tax expense differs from the PRC statutory income tax rate of 25% for the two years ended December 31, 2013 and 2012 in the PRC as follows :-

	Year ended December 31,
	2013	2012

Provision for income taxes at PRC statutory EIT rate	$8,637,790	$9,610,911
Non-taxable profits generated from fresh and processed produce	(8,436,234)	(9,526,950)
Non-taxable items for tax	(247,241)	(65,964)
Non-deductible items for tax	689,571	978,598
Over-provision of EIT in prior year	(445,924)	-

Income tax expense	$197,962	$996,595

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new EIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the EIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the operations in the PRC. Given the immaterial amount of income generated from outside the PRC and the fact that the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management believes that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and determined that no provision for uncertainty in income taxes is necessary as of December 31, 2013.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	Income taxes (Cont’d)

The details of current deferred tax assets as of December 31, 2013 and 2012 are as follows :-

	As of December 31,
	2013	2012

Provision for doubtful debts	$1,891	$-
Provision for obsolete inventories	8,271	1,326

	$10,162	$1,326

The details of non-current deferred tax liabilities as of December 31, 2013 and 2012 are as follows :-

	As of December 31,
	2013	2012

Capitalized interests included in property, plant and equipment	$13,074	$27,403

9.	Net finance costs

Details of finance costs are summarized as follows :-

	Year ended December 31,
	2013	2012

Total interest cost incurred	$1,324,364	$1,117,599
Less: Interest income	(75,521)	(73,016)

Net interest cost	1,248,843	1,044,583
Other finance costs	252,469	263,202

	$1,501,312	$1,307,785

10.	Other income, net

	Year ended December 31,
	2013	2012

Provision for doubtful debts	$(38,281)	$(231,232)
Gain on foreign exchange forward contracts	-	371,397
Realized and unrealized gain on held for trading investments	2,112	2,295
Other income	42,837	1,491

Net	$6,668	$143,951

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

11.	Disposal

	(a)	Disposal of Sanda E-business

On July 8, 2013, Fujian Xinda Food Co., Ltd. disposed of its 70% equity interest in Fujian Sanda E-business Co., Ltd. (“Sanda E-business”), which was incorporated on January 7, 2013 to the nephew of Liufeng Zhou, Mr. Zhan’s spouse ("Liufeng Zhou's nephew"), at a total consideration of $569,800 which was settled on July 9, 2013. Liufeng Zhou's nephew is not considered as a related party to the Company as the directors of the Company consider that Liufeng Zhou's nephew whom Mr. Zhan, Zhou Liufeng or any member of the management of the Company do not control or influence or by whom they are not controlled or influenced because of the family relationship. The following table summarizes the net assets of Sanda E-business disposed of during the year ended December 31, 2013 :-

Net assets disposed of :-

Property, plant and equipment	$14,992
Current assets	766,576
Current liabilities	(46,924)

734,644
Noncontrolling interest	(220,393)
Translation adjustment	633

514,884
Gain on disposal of interests in subsidiaries	54,916

Total consideration, satisfied by cash	$569,800

Analysis of net inflow of cash and cash equivalents in respect of disposal of a subsidiary:
Cash consideration	$569,800
Cash and cash equivalents disposed of	(77,255)

Net cash inflow	$492,545

(b)	Disposal of Fuzhou Yada

On September 20, 2013, Fujian Yada Co., Ltd. disposed of its 100% equity interest in Fuzhou Yada Green Food Co., Ltd. (“Fuzhou Yada”) to two independent third parties at a total consideration of $163,650 of which $81,850 was settled on October 25, 2013. The remaining balance of $81,800 is expected to be settled in the first quarter of 2014. The following table summarizes the net liabilities of Fuzhou Yada disposed of during the year ended December 31, 2013 :-

Net liabilities disposed of :-

Property, plant and equipment	$2,863
Current assets	2,970
Current liabilities	(255,567)
Translation adjustment	850

(248,884)
Gain on disposal of interests in subsidiaries	412,534

Total consideration	163,650

Total consideration, satisfied by cash	$81,850
Total consideration, to be satisfied by cash	81,800

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

$163,650

Analysis of net inflow of cash and cash equivalents in respect of disposal of a subsidiary:
Cash consideration through December 31, 2013	$81,850
Cash and cash equivalents disposed of	(2,485)

Net cash inflow	$79,365

11.	Disposal (Cont’d)

	(c)	Disposal of Shanghai Yada

On December 30, 2013, Fujian Yada Co., Ltd. disposed of its 100% equity interest in Shanghai Yada Green Food Co., Ltd. (“Shanghai Yada”) to an independent third party at a total consideration of $327,200 which was settled on February 28, 2014. The following table summarizes the net assets of Shanghai Yada disposed of during the year ended December 31, 2013 :-

Net assets disposed of :-

Property, plant and equipment	$5,320
Current assets	228,682
Current liabilities	(114,664)
Translation adjustment	(127)

119,211
Gain on disposal of interests in subsidiaries	207,989

Total consideration, to be satisfied by cash	$327,200

Analysis of net outflow of cash and cash equivalents in respect of disposal of a subsidiary:
Cash consideration through December 31, 2013	$-
Cash and cash equivalents disposed of	(4,914)

Net cash outflow	$(4,914)

12.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share as their effect is anti-dilutive. The anti-dilutive instruments including 1,359,113 warrants and 2,725,013 share options were excluded from the calculation of earnings per share for each of the years ended December 31, 2013 and 2012. Accordingly, the basic and diluted earnings per share are the same for each year.

13.	Property, plant and equipment, net

	As of December 31,
	2013	2012
Cost :-
Buildings	$16,834,999	$11,187,653
Plant and machinery	4,949,955	3,207,648
Motor vehicles	225,596	217,034
Electronic equipment	490,701	192,907

	22,501,251	14,805,242
Accumulated depreciation	(4,582,615)	(3,374,254)
Construction in progress	20,054,071	12,423,449

Net	$37,972,707	$23,854,437

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Property, plant and equipment, net (Cont’d)

	(i)	During the reporting periods, depreciation charge is included in :-

	Year ended December 31,
	2013	2012

Cost of sales and overheads of inventories	$938,004	$692,403
Selling expenses	3,829	5,084
Administrative expenses	154,659	69,848

	$1,096,492	$767,335

As of December 31, 2013 and 2012, buildings and plant and machinery with carrying amount of $14,959,927 and $7,894,166 were pledged as collaterals under certain loan and bills payable arrangements, respectively (Note 18).

During the year ended December 31, 2013, property, plant and equipment with net book value of $30,529 were disposed of at a consideration of $30,529, resulting a gain of $Nil.

During the year ended December 31, 2012, property, plant and equipment with net book value of $24,749 were disposed of at a consideration of $19,390, resulting a loss of $5,359.

No interest costs were capitalized for the two years ended December 31, 2013 and 2012 as the amounts were immaterial.

(ii)	Construction in progress :-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices, factories and quarters.

14.	Land use rights

	As of December 31,
	2013	2012
Land use rights :-
- for office premises, production facilities and warehouse	$2,349,014	$2,197,465
- for growing and plantation	39,167,473	25,277,499
Accumulated amortization	(2,983,983)	(1,763,202)

	$38,532,504	$25,711,762

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

14.	Land use rights

A reconciliation of land use rights and deposits paid for acquisition of land use rights is as follows :-

Reference made to:	Deposits
	paid for
	acquisition of	Land use
	land use rights	rights
	(Note 15)	(Note 14)

As of January 1, 2012	$14,151,988	$21,632,405
Additions - Note 14(f)	39,516,666	-
Transfer - Note 14(g)	(6,387,809)	6,387,809
Disposal, net	-	(1,520,775)
Amortization	-	(935,675)
Translation adjustments	82,768	147,998

As of December 31, 2012	$47,363,613	$25,711,762
Additions - Note 14(f)	5,071,496	1,532,881
Transfer - Note 14(g)	(11,427,628)	11,427,628
Refund	(1,676,468)	-
Amortization	-	(1,150,387)
Translation adjustments	1,408,463	1,010,620

As of December 31, 2013	$40,739,476	$38,532,504

Notes :-

(a)

The Company obtained the right from the relevant PRC land authority for a period of 40-50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

(b)

The Company obtained several rights from the relevant PRC local rural village cooperatives for periods ranging from 20-37 years (2012 : 20-37 years) to use the land for growing and plantation purpose for producing the Company’s fresh produce.

(c)

Land use rights are stated at cost, as stipulated in contracts, less accumulated amortization. Amortization is provided using the straight-line method over the terms of lease obtained from the relevant PRC land authorities or relevant PRC local rural village cooperatives.

(d)

During the two years ended December 31, 2013 and 2012, amortization amounted to $1,150,387 and $935,675, respectively. The estimated amortization expense for each of the five succeeding years is approximately $1,192,000 each year.

(e)	As of December 31, 2013 and 2012, land use rights with carrying amounts of $8,931,176 and $3,670,501 respectively were pledged as collateral under certain loan arrangements (Note 18).

(f)	Additions of approximately $5.1 million and $39.5 million represent deposits paid for acquisition of land use rights during the two years ended December 31, 2013 and 2012, respectively.

(g)

Transfer of approximately $11.4 million and $6.4 million to land use rights upon the grant of Forest Right Certificates from the PRC Forest Bureau during the years ended December 31, 2013 and 2012, respectively.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

15.	Deposits paid

	As of December 31,
	2013	2012
Deposits paid for :
- acquisition of land use rights	$40,739,476	$47,363,613
- acquisition of property, plant and equipment	8,475	1,077,414

	$40,747,951	$48,441,027

Notes :-

(a)

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

Owing to some administrative difficulties in transferring the Forestry Right Certificate to Fujian Yada, on March 30, 2013, Fujian Yada entered into a separate agreement with the Seller to cancel the transfer agreement dated December 29, 2011. Fujian Yada received partial payments of deposits amounting to RMB8,770,000 in March 2013 and the remaining balance of RMB1,730,000 was received in May 2013.

(b)

In accordance with ASC 360-10, the Company transfers and classifies its “Deposits paid for acquisition of land use rights” as “Land use rights” when the significant benefits and risks of ownership of bamboo forest rights rest with it, which is evidenced on the earlier of (i) the issuance of Forestry Right Certificate to the Company; or (ii) the time when the Company takes control of operations of the bamboo forest pursuant to the relevant transfer agreement, and is entitled to operate the bamboo forest, receives all the relevant agricultural produce harvested from the bamboo forest, bears the cost of operating and maintaining the bamboo forest, and is not expecting any obstacles in transferring or issuing the Forestry Right Certificate to the Company. Under normal circumstances, the transfer or issuance of Forestry Right Certificate is a purely administrative procedure which takes one to two years to complete.

The Company has signed legally binding transfer agreements with the owners of the bamboo forests or Villagers’ Cooperatives for all acquired land use rights. The Company has obtained at least two-third of the Villager’s members and/or local government’s approval in each and every transaction. Therefore, the Company’s interest and rights of ownership (recoverability for deposits paid) is well protected under PRC laws and regulations. In instances where the Company acquires land use rights for bamboo forests, its transfer agreements require the relevant owners of bamboo forest to take the following actions to ensure the recoverability of its deposits paid: (i) the handover of the physical original Forestry Right Certificates, with respective owners’ names, to the Company as collateral or (ii) the placement of original Forestry Right Certificates at the “Forestry Exchange Bureau” as evidence to the receipt of deposits. This would prevent the owners from disposing their bamboo forests to any other third parties. The Company seeks to have the Forestry Right Certificates legally transferred to the Company’s name before the full settlement of the purchase consideration. In the event of failure to obtain the Forestry Right Certificates (due to certain administrative difficulties), transfer agreements allow the Company to treat a portion of the deposits paid as rental for the use of the bamboo forest and get back the rest of the deposits.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

16.	Other payables and accrued expenses

	As of December 31,
	2013	2012

Pension payable - Note	$582,430	$563,562
VAT payable	2,549,787	2,068,234
Salaries payable	334,247	329,906
Accrued audit fee	237,220	205,790
Liquidated damage payable - Note 22	443,686	443,686
Interest payable	99,022	87,655
Construction cost payable	1,151,795	951,270
Other payables	1,139,031	737,246

	$6,537,218	$5,387,349

Note :-

Pension payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

17.	Amount due to a related party

The amount represents an amount due to Mr. Zhan, and is interest-free, unsecured and repayable on demand. Mr. Zhan is a director and major shareholder of the Company.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

18.	Secured borrowings

	As of December 31,
	2013	2012

Secured short-term borrowings	$22,409,928	$14,260,908

The weighted-average interest rate on short-term borrowings as of December 31, 2013 and 2012, were 6.47% and 6.79% respectively.

The details of the Company’s banking facilities as of December 31, 2013 were as follows :-

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$22,920,360	$22,409,928	$510,432

The secured borrowings were secured as follows :-

(i)	The Company’s assets with following carrying values :-

	As of December 31,
	2013	2012

Property, plant and equipment (Note 13)	$14,959,927	$7,894,166
Trade receivables (Note 5)	2,702,543	1,593,782
Land use rights (Note 14)	8,931,176	3,670,501
Inventories (Note 7)	224,767	419,743

	$26,818,413	$13,578,192

(ii)	Guarantees executed by third parties;
(iii)	Guarantees executed by Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse; and
(iv)	Guarantees executed by certain management of the Company.

As of December 31, 2013, Fujian Yada’s secured short-term borrowings of $8,261,800 are subject to the fulfillment of certain financial covenants at any time as follows :-

(i)	To maintain a minimum current ratio of 1.0;
(ii)	To maintain a minimum quick ratio of 0.7;
(iii)	To maintain a maximum debt to asset ratio of 60%;
(iv)	Total long-term investments cannot exceed 30% of total net assets; and
(v)	Ratio of contingent liabilities cannot exceed 30% of total stockholders' equity.

As of December 31, 2013, Shixing Yada’s secured short-term borrowings of $3,272,000 are subject to the fulfillment of certain financial covenants at any time as follows :-

(i)	To maintain a maximum debt to asset ratio (excluding inter-group balances) of 50%;
(ii)	To maintain the sales revenue and gross profit which should not be lower than prior year; and
(iii)	To maintain a positive cash flow from operating activities.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

18.	Secured borrowings (Cont’d)

If Fujian Yada and Shixing Yada were to breach the covenants, the secured short-term borrowings would become payable on demand. Fujian Yada and Shixing Yada regularly monitor the compliance with these financial covenants.

In the opinion of the Board of Directors, none of the above covenants, relating to secured short-term borrowings had been breached as of December 31, 2013.

19.	Held for trading investments

As of December 31, 2012, the Company held the investment classified as held for trading.

	Total fair value measurement
	as of December 31,
	2013	2012

Balance at beginning of the period	$81,250	$-
Acquisitions of held for trading investments	-	871,915
Disposal of held for trading investment	$(82,648)	$(792,650)

	(1,398)	79,265
Unrealized gain of held for trading investments	-	2,100
Translation adjustments	1,398	(115)

Balance at end of the period	$-	$81,250

Held for trading investments represented the Company’s investments in unit trust offered by a PRC financial institution or a PRC recognized asset management company. The Company could call the redemption of investments and receive the redemption price based on the rate of return as announced by the financial institution and the asset management company.

During the year ended December 31, 2013, held for trading investment with carrying amount of $82,648 was disposed of at a consideration of $84,760, resulting a realized gain of $2,112.

During the year ended December 31, 2012, held for trading investment with carrying amount of $792,650 was disposed of at a consideration of $792,845, resulting a realized gain of $195.

20.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $114,535 and $73,327 for the two years ended December 31, 2013 and 2012 respectively.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

21.	Reserves

Statutory reserve

In accordance with the relevant laws and regulations of PRC, the subsidiaries established in the PRC are required to transfer not less than 10% of their net income calculated in accordance with accounting principles generally accepted in the PRC (the percentages are upon approval from the board of directors’ meetings), after offsetting any prior years’ losses, to the statutory reserve.

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

22.	Commitments and contingencies

Capital commitment

As of December 31, 2013 and 2012, the Company had capital commitments as follows :-

	As of December 31,
	2013	2012

Construction of new building facilities	$5,966,201	$2,386,861
Acquisition of land use rights	4,436,538	11,047,662

	$10,402,739	$13,434,523

Operating lease commitment

The Company leases certain land use rights including the land for all 24 of its vegetable and fruit planting bases and seven of its bamboo forests, under operating leases. As of December 31, 2013 the future minimum lease payments under non-cancelable operating leases were as follows :-

2014	$3,722,473
2015	3,704,776
2016	3,681,600
2017	3,666,603
2018	3,666,603
Thereafter	46,063,270

$64,505,325

Rental expense for operating leases amounted to $3,771,359 and $3,639,866 for the two years ended December 31, 2013 and 2012, respectively, were recorded in cost of sales and inventories.

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

22.	Commitments and contingencies (Cont’d)

Registration payment arrangement

In connection with a private placement of $15.3 million of common stock and warrants that took place on August 20, 2010, the Company agreed to file a registration statement covering the resale of the common stock and common stock underlying the warrants. The Company agreed to use its best efforts to have the registration statement declared effective prior to January 17, 2011. The registration statement was not declared effective until July 15, 2011. Under the terms of the subscription agreement for the offering, the Company was required to pay liquidated damages to the investors in cash in an amount equal to 0.5% per month of the aggregate amount invested, subject to a cap of 6.0%, for each month that the registration statement was delayed. In accordance with ASC 450 “Contingencies”, the Company recorded a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. A provision for the liquidated damages in an amount of $443,686 is included in other payables and accrued expenses as of December 31, 2013. No liquidated damages were charged to administrative expenses for the two years ended December 31, 2013 and 2012.

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

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

23.	Share based compensation (Cont’d)

Stock option plan (Cont’d)

A summary of share option plan activity for the year ended December 31, 2013 is presented below :-

		Weighted average	Remaining	Aggregate
	Number	exercise price per	contractual	intrinsic
	of shares	share	term	value (1)
Outstanding as of January 1, 2013	2,725,013	$4.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2013	2,725,013	$4.00	7.1 years	$-

Exercisable as of December 31, 2013	1,703,132	$4.00	7.1 years	$-

(1)	There was no aggregate intrinsic value as the weighted average exercise price of options of $4.00 is in excess of the estimated value of the Company’s common stock as of December 31, 2013.

The weighted average grant-date fair value of options granted during 2011 was $1.777 per share. The Company recognized compensation expense arising from the abovementioned share options granted in the amount of $738,236 and $1,378,307 for the two years ended December 31, 2013 and 2012, respectively. The compensation expense was allocated to administrative expenses in the amount of $558,665 and $1,054,059 and selling expense in the amount of $179,571 and $324,248 for the two years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, there were no other share options granted to employees and directors.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Estimated stock price	$4.00
Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of December 31, 2013, there was unrecognized compensation cost $591,841 related to the above non-vested share options which are expected to be recognized over approximately 2.1 years.

Warrants

On February 10, 2011, the Company issued warrants to a service provider in exchange for investor relation services provided to the Company. The warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share. These warrants have an exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. No compensation expense arising from the abovementioned warrants was recognized or allocated to administrative expenses for the two years ended December 31, 2013 and 2012, respectively.

In relation to a private placement on August 20, 2010, the Company issued three-year warrants to purchase up to 969,717 shares of common stocks at an exercise price of $3.78 per share. Those warrants expired, unexercised on August 20, 2013.

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

As of December 31, 2013, there was no unrecognized compensation cost related to the above warrants.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There were no inter-segment sales or transfers for the two years ended December 31, 2013 and 2012. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2013	2012	2013	2012	2013	2012

Revenue from external customers	$92,044,843	$89,442,383	$36,648,174	$36,294,387	$128,693,017	$125,736,770
Segment profit	$31,373,516	$34,939,278	$10,035,487	$9,880,506	$41,409,003	$44,819,784

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2013	2012

Total consolidated revenue	$128,693,017	$125,736,770

Total profit for reportable segments	$41,409,003	$44,819,784
Unallocated amounts relating to operations :-
Administrative expenses	(5,058,521)	(4,022,360)
Selling expenses	(1,457,984)	(1,460,995)
Gain on disposal of interests in subsidiaries	675,439	-
Government grant income	477,865	271,047
Other income - net	6,668	143,951
Net finance costs	(1,501,312)	(1,307,785)
Income before income taxes and noncontrolling interest	$34,551,158	$38,443,642

Asia Green Agriculture Corporation
Notes to Consolidated Financial Statements
(Stated in US Dollars)

24.	Segment information (Cont’d)

All of the Company’s long-live assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Year ended December 31,
	2013	2012

PRC	$124,503,520	$119,931,944
Japan	4,189,497	5,804,826

Total	$128,693,017	$125,736,770

During the reporting periods, no individual customer represented 10% or most of the Company’s consolidated revenue.

25.	Related party transactions

Apart from the transactions as disclosed in notes 17 and 18 to the consolidated financial statements, the Company had no other material transactions with its related parties for the two years ended December 31, 2013 and 2012.

26.	Subsequent events

As previously reported on Form 8-K filed on November 21, 2013, the Company received a preliminary non-binding proposal from Mr. Youdai Zhan, Chairman and Chief Executive Officer of the Company, to acquire all of the outstanding shares of common stock of the Company not currently owned, legally or beneficially, by Mr. Zhan, for $0.55 per share in cash. If implemented, the proposal would result in the Company becoming a privately-held company. Duff & Phelps Securities LLC and Duff & Phelps LLC will provide financial advisory services to assist the Special Committee of independent directors in the performance of its duties and the evaluation and negotiation of the proposed transaction with Mr. Zhan.

The Company evaluated all events or transactions that occurred after December 31, 2013 through the date the consolidated financial statements were issued and has determined that, except for the transaction disclosed above, there are no other material recognizable nor subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.