Form 10-Q
period 2014-03-31
Asia Green Agriculture Corp
filed 2014-05-20
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [   ]      No [ X ]

As of May 13, 2014, the issuer had 36,823,626 shares of common stock outstanding.

ASIA GREEN AGRICULTURE CORPORATION
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2014

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2014 and 2013
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2014	2013
Sales revenue	$35,263,048	$35,975,329
Cost of sales	(25,348,476)	(25,164,280)

Gross profit	9,914,572	10,811,049

Operating expenses
Administrative expenses	1,257,230	1,128,818
Selling expenses	246,140	345,744

	1,503,370	1,474,562

Income from operations	8,411,202	9,336,487
Government grant income	247,077	63,760
Other income - net - Note 9	58,126	24,427
Net finance costs - Note 8	(382,897)	(566,049)

Income before income taxes and noncontrolling interest	8,333,508	8,858,625
Income taxes - Note 7	(185,224)	(192,582)

Net income before noncontrolling interest	8,148,284	8,666,043
Net loss attributable to noncontrolling interest	-	16,885

Net income attributable to Company’s common stockholders	$8,148,284	$8,682,928

Net income before noncontrolling interest	$8,148,284	$8,666,043
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,754,369)	765,839

Total comprehensive income	6,393,915	9,431,882

Comprehensive loss attributable to noncontrolling interest	-	15,814

Total comprehensive income attributable to Company’s common stockholders	$6,393,915	$9,447,696

Earnings per share: basic and diluted attributable to Company’s common stockholders - Note 10	$0.22	$0.24

Weighted average number of shares outstanding: basic and diluted	36,823,626	36,823,626

See the accompanying notes to condensed consolidated financial statements.

Asia Green Agriculture Corporation
Condensed Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013
(Stated in US Dollars)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,021,717	$3,000,376
Restricted cash - Note 3	1,745,082	2,357,478
Trade receivables, net - Note 4	54,652,767	50,288,766
Other receivables, prepayments and deposits - Note 5	10,517,833	18,051,283
Inventories - Note 6	36,676,466	21,099,678
Deferred tax assets	10,062	10,162

Total current assets	105,623,927	94,807,743
Property, plant and equipment, net - Note 11	37,284,475	37,972,707
Deposits paid - Note 13	40,349,438	40,747,951
Land use rights - Note 12	37,820,323	38,532,504

TOTAL ASSETS	$221,078,163	$212,060,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 3	$9,922,628	$5,777,658
Bills payable - Note 3	243,000	572,600
Receipts in advance	740,894	455,631
Other payables and accrued expenses - Note 14	6,695,203	6,537,218
Amount due to a related party - Note 15	723,925	234,450
Secured short-term borrowings - Note 16	20,003,760	22,409,928
Income tax payable	476,662	348,007

Total current liabilities	38,806,072	36,335,492
Deferred tax liabilities	12,946	13,074

TOTAL LIABILITIES	38,819,018	36,348,566

COMMITMENTS AND CONTINGENCIES - Note 19

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares in 2014 and 2013; none issued and outstanding Common stock: par value $0.001 per share; authorized 200,000,000 shares in 2014 and 2013; 36,823,626 shares issued and outstanding in 2014 and 2013	36,824	36,824
Additional paid-in capital	22,745,592	22,592,701
Statutory reserve - Note 18	10,196,203	10,196,203
Other surplus reserve - Note 18	12,379,891	12,379,891
Accumulated other comprehensive income	8,984,869	10,739,238
Retained earnings	127,915,766	119,767,482
TOTAL STOCKHOLDERS’ EQUITY	182,259,145	175,712,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,078,163	$212,060,905

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

						Accumulated
			Additional		Other	other
	Common stock		paid-in	Statutory	surplus	comprehensive	Retained
	No. of	Amount	capital	reserve	reserve	income	earnings	Total
	shares

Balance, December 31, 2013	36,823,626	$36,824	$22,592,701	$10,196,203	$12,379,891	$10,739,238	$119,767,482	$175,712,339
Foreign currency translation adjustments	-	-	-	-	-	(1,754,369)	-	(1,754,369)
Net income	-	-	-	-	-	-	8,148,284	8,148,284
Share-based compensation - Note 20	-	-	152,891	-	-	-	-	152,891

Balance, March 31, 2014	36,823,626	$36,824	$22,745,592	$10,196,203	$12,379,891	$8,984,869	$127,915,766	$182,259,145

See the accompanying notes to condensed consolidated financial statements.

Asia Green Agriculture Corporation
Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2014 and 2013
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2014	2013
Cash flows from operating activities
Net income before noncontrolling interest	$8,148,284	$8,666,043
Adjustments to reconcile net income before noncontrolling interest to net cash provided by (used in) operating activities :-
Depreciation and amortization	649,393	453,908
Loss on disposal of property, plant and equipment	644	-
Unrealized gain on held for trading investments	-	(1,241)
Provision for obsolete inventories	-	4,914
Provision for doubtful debts	6,304	392
Share-based compensation	152,891	216,869
Changes in operating assets and liabilities :-
Trade receivables	(4,871,119)	(13,835,731)
Bills receivable	-	(6,665)
Other receivables, prepayments and deposits	7,368,787	(4,126,120)
Inventories	(15,812,370)	(13,281,592)
Trade payables	4,209,256	14,196,377
Receipts in advance	290,256	692,020
Other payables and accrued expenses	224,592	21,218
Income tax payable	132,303	118,860

Net cash flows provided by (used in) operating activities	499,221	(6,880,748)

Cash flows from investing activities
Payments to acquire and deposits for acquisition of property, plant and equipment	(5,246)	(1,536,726)
Refund of deposits for acquisition of land use rights	-	1,397,938

Net cash flows used in investing activities	(5,246)	(138,788)

Cash flows from financing activities
Proceeds from secured borrowings	5,938,557	13,150,500
Repayments of secured borrowings	(8,129,607)	(6,932,825)
Increase in restricted cash held as collateral for bills payable	(20,829)	(17)
Decrease (increase) in restricted cash held as collateral for bank loans	611,260	(2,646,040)
Decrease in bills payable	(324,600)	-
Advances from a related party	479,839	165,404
Capital contributions from noncontrolling interests	-	237,750

Net cash flows (used in) provided by financing activities	(1,445,380)	3,974,772

Effect of foreign currency translation on cash and cash equivalents	(27,254)	60,530

Net decrease in cash and cash equivalents	(978,659)	(2,984,234)
Cash and cash equivalents - beginning of period	3,000,376	9,756,103

Cash and cash equivalents - end of period	$2,021,717	$6,771,869

Supplemental disclosures for cash flow information
Cash paid for :-
Interest expense	$332,019	$255,715
Income taxes	$52,920	$71,670

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

(iii)

Fujian Yada Group Co., Ltd. ("Fujian Yada") was established in the People’s Republic of China (the "PRC") which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(iv)

Fujian Yaxin Food Co., Ltd. ("Yaxin") was established in the PRC which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(v)	Fujian Shengda Import & Export Trading Co., Ltd. ("Shengda") was established in the PRC which principal business is trading of the Company’s agricultural products to overseas customers.

(vi)

Fujian Xinda Food Co., Ltd. ("Xinda") was established in the PRC which principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(vii)	Shixing Yada Forestry Development Co., Ltd. ("Shixing Yada") was established in the PRC which principal businesses are production and marketing of bamboo related products.

	(viii)	Yudu Yada Forestry Co., Ltd. ("Yudu Yada") was established in the PRC which principal businesses are production and marketing of bamboo related products.

(ix)

Jianyang Yaxin Agriculture and Forestry Development Co., Ltd. ("Jianyang Yaxin") was established in the PRC which principal businesses are production and marketing of fresh produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(x)	Fujian Yada E-business Co., Ltd. ("Yada E-business") was established in the PRC which principal business is retailing packaged foods.

2.	Summary of significant accounting policies

Basis of consolidation and presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of March 31, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of March 31, 2014 and December 31, 2013, the Company did not have any balance of gross trade receivables due from any individual customer that represented 10% or more of the Company’s gross trade receivables.

During the three months ended March 31, 2014 and 2013, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

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

The Company did not have any financial instruments recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements that were based on the use of Level 1 inputs as of March 31, 2014 and December 31, 2013.

	Included in the following
	items of condensed consolidated
	statements of income	Three months ended
	and comprehensive income	March 31,
		2014	2013
		(Unaudited)	(Unaudited)

Unrealized gain recorded - held for trading investments	Other income - net	$-	$1,241

The Company measured the fair value of held for trading investments by obtaining the quoted price in active markets. There were no changes in valuation techniques during the three months ended March 31, 2013.

The Company did not have any financial instruments recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements that were based on the use of level 2 inputs as of March 31, 2014 and December 31, 2013.

Noncontrolling interest

Noncontrolling interest resulted from the consolidation of a 70% owned subsidiary, Sanda E-business.

Recently issued accounting pronouncements

The Company evaluated all recently issued accounting pronouncements, namely ASU 2013-03, ASU 2013-04, ASU 2013-05, ASU 2013-07, ASU 2013-09, ASU 2013-11 and ASU 2013-12 and ASU 2014-06. The Company does not expect these adoptions to have any material impact on the Company’s condensed consolidated financial statements.

3.	Restricted cash, bills payable and trade payables

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Bank deposits held as collateral for bank loans - Note 16	$1,453,482	$2,083,994
Bank deposits held as collateral for bills payable - Note 3(a)	291,600	273,484

	$1,745,082	$2,357,478

Note :-

(a)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 100% (2013 : 30%) of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

4.	Trade receivables, net

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Trade receivables	$54,696,952	$50,327,033
Less : Allowance for doubtful accounts	(44,185)	(38,267)

	$54,652,767	$50,288,766

Trade receivables with carrying value of $2,261,803 and $2,702,543 as of March 31, 2014 and December 31, 2013 respectively were pledged as collaterals under certain loan agreements (Note 16).

An analysis of the allowance for doubtful accounts is as follows:

	Three months ended March 31,
	(Unaudited)
	2014	2013

Balance at beginning of the period	$38,267	$-
Provision for doubtful debts	6,304	392
Bad debts written off against trade receivables	-	(392)
Translation adjustments	(386)	-

Balance at end of the period	$44,185	$-

Provision for doubtful debts of $6,304 and $392 were charged to operations during the three months ended March 31, 2014 and 2013 respectively.

5.	Other receivables, prepayments and deposits

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Prepayments - Note 5(a)	$9,202,956	$16,216,367
Deposits	1,203,411	1,202,306
Other receivables	111,466	632,610

	$10,517,833	$18,051,283

Note :-

(a)

Prepayments are primarily comprised of prepaid materials (including seeds, fresh mushroom cultivation rod, fertilizers and pesticides) and goods, rental and labor charges in relation to the production of fresh produce which are expected to be recorded as cost of sales upon cultivating and harvesting within one year.

The Company enters into these arrangements to enhance its control of production and costs. These prepayments can help it to have better planning for the future and enhance its production. In order to secure certain of its bulk purchases, the suppliers require it to prepay certain contract amounts before delivery. In addition, some of its raw materials applied in the mushroom planting and processing, such as specific wood chips, must be sourced only during dry season or weather to reduce the moisture in the woods chips. This, in turn, requires the Company to make some prepayments to secure the relevant raw materials.

Initial amounts are recorded as prepayments upon making payments. Prepaid materials and goods are classified as inventories upon the receipt of those goods and transferred to costs of sales upon usage. Prepaid annual rental and labor charges are amortized, over the contract periods, as cost of sales on a straight-line basis.

6.	Inventories

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Raw materials and packaging materials	$996,345	$381,909
Bamboo and other growing crops	28,728,377	17,657,494
Finished goods	6,959,236	3,067,841

	36,683,958	21,107,244
Less: Provision for obsolete inventories	(7,492)	(7,566)

	$36,676,466	$21,099,678

As of March 31, 2014 and December 31, 2013, the inventories with carrying amounts of $141,432 and $224,767 respectively were pledged as collateral under certain loan agreements (Note 16).

Provision for obsolete inventories of $Nil and $4,914 were charged to operations during the three months ended March 31, 2014 and 2013 respectively.

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

Hong Kong

Misaky is incorporated in Hong Kong and subject to profits tax rate of 16.5% on the assessable profits during the year. No provision for Hong Kong profits tax has been made on Misaky as Misaky had no taxable income in this jurisdiction for the reporting periods.

PRC

Pursuant to the new PRC’s enterprise income tax (“EIT”) law, Fujian Yada, Yaxin, Xinda, Shengda, Shixing Yada, Yudu Yada, Jiangyang Yaxin and Yada E-business are generally subject to EIT at the statutory rate of 25%. The Company’s profits generated from its fresh produce and certain processed produce, which have been qualified as agriculture products under the EIT law, are exempted from EIT.

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new EIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the EIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and determined that no provision for uncertainty in income taxes is necessary as of March 31, 2014.

8.	Net finance costs

Details of net finance costs are summarized as follows :-

	Three months ended March 31,
	(Unaudited)
	2014	2013

Total interest cost incurred	$353,796	$513,316
Less: Interest income	(4,927)	(15,034)

Net interest cost	348,869	498,282
Other finance costs	34,028	67,767

	$382,897	$566,049

9.	Other income, net

	Three months ended March 31,
	(Unaudited)
	2014	2013

Unrealized gain on held for trading investments	$-	$1,241
Other income	58,126	23,186

Net	$58,126	$24,427

10.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share as their effect is anti-dilutive. The anti-dilutive instruments including 1,359,113 warrants and 2,725,013 share options were excluded from the calculation of earnings per share for the three months ended March 31, 2014 and 2013. Accordingly, the basic and diluted earnings per share are the same.

11.	Property, plant and equipment, net

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Cost :
Buildings	$16,670,354	$16,834,999
Plant and machinery	5,141,777	4,949,955
Motor vehicles	221,377	225,596
Electronic equipment	496,484	490,701

	22,529,992	22,501,251
Accumulated depreciation	(4,849,690)	(4,582,615)
Construction in progress	19,604,173	20,054,071

Net	$37,284,475	$37,972,707

(i)	During the reporting periods, depreciation charge is included in :-

	Three months ended March 31,
	(Unaudited)
	2014	2013

Cost of sales and overheads of inventories	$246,149	$193,880
Selling expenses	944	1,045
Administrative expenses	66,344	28,835

	$313,437	$223,760

As of March 31, 2014 and December 31, 2013, buildings and plant and machinery with carrying amounts of $15,089,708 and $14,959,927 were pledged as collaterals under certain loan and bills payable arrangements, respectively (Note 16).

During the three months ended March 31, 2014, property, plant and equipment with net book value of $644 were disposed of at a consideration of $Nil, resulting a loss of $644.

During the three months ended March 31, 2013, there was no disposal of property, plant and equipment.

Capitalized interest for the three months ended March 31, 2014 and 2013 was immaterial.

(ii)	Construction in progress :-

Construction in progress mainly comprises of capital expenditure for construction of the Company’s new offices, factories and quarters.

12.	Land use rights

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Land use rights :
- for office premises, production facilities and warehouse	$2,326,041	$2,349,014
- for growing and plantation	38,784,417	39,167,473
Accumulated amortization	(3,290,135)	(2,983,983)

	$37,820,323	$38,532,504

A reconciliation of land use rights and deposits paid for acquisition of land use rights is as follows :-

Reference made to:	Deposits
	paid for
	acquisition of	Land use
	land use rights	rights
	(Note 13)	(Note 12)

As of December 31, 2013	$40,739,476	$38,532,504
Amortization	-	(335,956)
Translation adjustments	(398,430)	(376,225)

As of March 31, 2014	$40,341,046	$37,820,323

(a)

The Company obtained the right from the relevant PRC land authority for a period of 40-50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

(b)

The Company obtained several rights from the relevant PRC local rural village cooperatives for period ranged from 20-37 years (2013 : 20-37 years) to use the land for growing and plantation purpose for producing the Company’s fresh produce.

(c)

Land use rights are stated at cost, as stipulated in contracts, less accumulated amortization. Amortization is provided using the straight-line method over the terms of lease obtained from the relevant PRC land authorities or relevant PRC local rural village cooperatives.

(d)

During the three months ended March 31, 2014 and 2013, amortization amounted to $335,956 and $230,148, respectively. The estimated amortization expense for each of the five succeeding years is approximately $1,344,000 each year.

(e)	As of March 31, 2014 and December 31, 2013, land use rights with carrying amounts of $10,140,850 and $8,931,176 respectively were pledged as collateral under certain loan arrangements (Note 16).

(f)	There was no additions of deposits paid for acquisition of land use rights during the three months ended March 31, 2014 and 2013.

(g)	There was no transfer to land use rights during the three months ended March 31, 2014 and 2013.

13.	Deposits paid

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Deposits paid for :
- acquisition of land use rights	$40,341,046	$40,739,476
- acquisition of property, plant and equipment	8,392	8,475

	$40,349,438	$40,747,951

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

The Company has signed legally binding transfer agreements with the owners of the bamboo forests or Villagers’ Cooperatives for all acquired land use rights. The Company has obtained at least two-thirds of the Villager’s members and/or the local government’s approval in each and every transaction. Therefore, the Company’s interest and rights of ownership (recoverability for deposits paid) is well protected under PRC laws and regulations. In instances where the Company acquires land use rights for bamboo forests, its transfer agreements require the relevant owners of bamboo forest to take the following actions to ensure the recoverability of its deposits paid: (i) the handover of the physical original Forestry Right Certificates, with respective owners’ names, to the Company as collateral or (ii) the placement of original Forestry Right Certificates at the “Forestry Exchange Bureau” as evidence to the receipt of deposits. This would prevent the owners from disposing their bamboo forests to any other third parties. The Company seeks to have the Forestry Right Certificates legally transferred to the Company’s name before the full settlement of the purchase consideration. In the event of failure to obtain the Forestry Right Certificates (due to certain administrative difficulties), transfer agreements allow the Company to treat a portion of the deposits paid as rental for the use of the bamboo forest and get back the rest of the deposits.

14.	Other payables and accrued expenses

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Pension payable - Note	$576,734	$582,430
VAT payable	2,019,373	2,549,787
Salaries payable	675,384	334,247
Accrued audit fee	237,178	237,220
Liquidated damage payable - Note 20	443,686	443,686
Interest payable	95,716	99,022
Construction cost payable	1,140,531	1,151,795
Other payables	1,506,601	1,139,031

	$6,695,203	$6,537,218

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

16.	Secured borrowings

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Secured short-term borrowings	$20,003,760	$22,409,928

The weighted-average interest rate on short-term borrowings as of March 31, 2014 and December 31, 2013, were 6.68% and 6.47% respectively.

The details of the Company’s banking facilities as of March 31, 2014 were as follows:-

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$20,023,200	$20,003,760	$19,440

The secured borrowings were secured as follows :-

(i)	The Company’s assets with following carrying values :-

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Property, plant and equipment (Note 11)	$15,089,708	$14,959,927
Trade receivables (Note 4)	2,261,803	2,702,543
Land use rights (Note 12)	10,140,850	8,931,176
Inventories (Note 6)	141,432	224,767
Restricted cash (Note 3)	1,453,482	2,083,994

	$29,087,275	$28,902,407

(ii)	Guarantees executed by third parties;
(iii)	Guarantees executed by Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse; and
(iv)	Guarantees executed by certain management of the Company.

As of March 31, 2014, Fujian Yada’s secured short-term borrowings of $6,318,000 are subject to the fulfillment of certain financial covenants at any time as follows :-

(i)	To maintain a minimum current ratio of 1.0;
(ii)	To maintain a minimum quick ratio of 0.7;
(iii)	To maintain a maximum debt to asset ratio of 60%;
(iv)	Total long-term investments cannot exceed 30% of total net assets; and
(v)	Ratio of contingent liabilities cannot exceed 30% of total stockholders’ equity.

As of March 31, 2014, Shixing Yada’s secured short-term borrowings of $3,240,000 are subject to the fulfillment of certain financial covenants at any time as follows :-

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

In the opinion of the Board of Directors, none of the above covenants, relating to secured short-term borrowings had been breached as of March 31, 2014.

17.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $24,794 and $15,106 for the three months ended March 31, 2014 and 2013 respectively.

18.	Statutory reserve and other surplus reserve

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

19.	Commitments and contingencies

Capital commitment

As of March 31, 2014 and December 31, 2013, the Company had capital commitments as follows:-

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Construction of new building facilities	$3,619,932	$5,966,201
Acquisition of land use rights	4,393,148	4,436,538

	$8,013,080	$10,402,739

Operating lease commitment

The Company leases certain land use rights including the land for all 24 of its vegetable and fruit planting bases and seven of its bamboo forests, under operating leases. As of March 31, 2014 the future minimum lease payments under non-cancelable operating leases were as follows:-

Within 1 year	$3,675,861
In the second year	3,672,864
In the third year	3,663,144
In the fourth year	3,630,744
In the fifth year	3,630,744
Thereafter	44,688,888

$62,962,245

Rental expense for operating leases amounted to $921,937 and $924,737 for the three months ended March 31, 2014 and 2013, respectively, were recorded in cost of sales and inventories.

Registration payment arrangement

In connection with a private placement of $15.3 million of common stock and warrants that took place on August 20, 2010, the Company agreed to file a registration statement covering the resale of the common stock and common stock underlying the warrants. The Company agreed to use its best efforts to have the registration statement declared effective prior to January 17, 2011. The registration statement was not declared effective until July 15, 2011. Under the terms of the subscription agreement for the offering, the Company was required to pay liquidated damages to the investors in cash in an amount equal to 0.5% per month of the aggregate amount invested, subject to a cap of 6.0%, for each month that the registration statement was delayed. In accordance with ASC 450 “Contingencies”, the Company recorded a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. A provision for the liquidated damages in an amount of $443,686 is included in other payables and accrued expenses as of March 31, 2014. No liquidated damages were charged to administrative expenses for the three months ended March 31, 2014 and 2013.

20.	Share based compensation

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

On September 21, 2012, Mr. Tsang Yin Chiu, Stanley, resigned from the Company as Chief Financial Officer and Corporate Secretary. The stock options previously granted to Mr. Tsang pursuant to the stock option agreement expired on December 21, 2012, three months after the termination date.

A summary of share option plan activity for the three months ended March 31, 2014 is presented below :

		Weighted average	Remaining	Aggregate
	Number	exercise price per	contractual	intrinsic
	of shares	share	term	value (1)
Outstanding as of January 1, 2014	2,725,013	$4.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of March 31, 2014	2,725,013	$4.00	6.9 years	$-

Exercisable as of March 31, 2014	1,816,674	$4.00	6.9 years	$-

(1)	There was no aggregate intrinsic value as the weighted average exercise price of options of $4.00 is in excess of the estimated value of the Company’s common stock as of March 31, 2014.

The weighted average grant-date fair value of options granted during 2011 was $1.777 per share. The Company recognized compensation expense arising from abovementioned share options granted in the amount of $152,891 and $216,869 for the three months ended March 31, 2014 and 2013 respectively. The compensation expense was allocated to administrative expenses in the amount of $115,701 and $164,117 and selling expense in the amount of $37,190 and $52,752 for the three months ended March 31, 2014 and 2013 respectively.

As of March 31, 2014, there were no other share options granted to employees and directors.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions :-

Estimated stock price	$4.00
Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of March 31, 2014, there was unrecognized compensation cost of $461,427 related to the above non-vested share options which are expected to be recognized over approximately 1.9 years.

Warrants

On February 10, 2011, the Company issued warrants to a service provider in exchange for investor relation services provided to the Company. The warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share. These warrants have exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. No compensation expense arising from the abovementioned warrants was recognized or allocated to administrative expenses for the three months ended March 31, 2014 and 2013.

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

Stock price and exercise price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	2.41%

As of March 31, 2014, there was no unrecognized compensation cost related to the above warrants.

21.	Segment information

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There were no inter- segment sales or transfers during the three months ended March 31, 2014 and 2013. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	(Unaudited)		(Unaudited)		(Unaudited)
	2014	2013	2014	2013	2014	2013

Revenue from external customers	$28,111,837	$28,852,095	$7,151,211	$7,123,234	$35,263,048	$35,975,329
Segment profit	$8,740,800	$9,631,537	$1,173,772	$1,179,512	$9,914,572	$10,811,049

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31,
	(Unaudited)
	2014	2013

Total consolidated revenue	$35,263,048	$35,975,329

Total profit for reportable segments	$9,914,572	$10,811,049
Unallocated amounts relating to operations :-
Administrative expenses	(1,257,230)	(1,128,818)
Selling expenses	(246,140)	(345,744)
Government grant income	247,077	63,760
Other income - net	58,126	24,427
Net finance costs	(382,897)	(566,049)

Income before income taxes and noncontrolling interest	$8,333,508	$8,858,625

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is as follows:-

	Three months ended March 31,
	(Unaudited)
	2014	2013

PRC	$34,458,620	$34,708,959
Japan	804,428	1,266,370

Total	$35,263,048	$35,975,329

During the reporting periods, no individual customer represented 10% or more of the Company’s consolidated revenue.

22.	Related party transactions

Apart from the transactions as disclosed in notes 15 and 16 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the three months ended March 31, 2014 and 2013.

23.	Subsequent events

As previously reported on Form 8-K filed on November 21, 2013, the Company received a preliminary non-binding proposal from Mr. Youdai Zhan, Chairman and Chief Executive Officer of the Company, to acquire all of the outstanding shares of common stock of the Company not currently owned, legally or beneficially, by Mr. Zhan, for $0.55 per share in cash. If implemented, the proposal would result in the Company becoming a privately-held company. Duff & Phelps Securities LLC and Duff & Phelps LLC are providing financial advisory services to assist the Group in the performance of its duties and the evaluation and negotiation of the proposed transaction with Mr. Zhan.

The Company evaluated all events or transactions that occurred after March 31, 2014 through the date the financial statements were issued and has determined that, except for the transaction disclosed above, there are no other material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

OVERVIEW

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. We also sell mature bamboo wood from our forests for use in manufacturing a variety of bamboo products. Bamboo shoot products accounted for approximately 81% of our revenue in the first quarter of 2013, while fresh vegetables and fruit accounted for approximately 17% of revenue, and processed vegetables for 2% of revenue, respectively. We did not generate any sales revenue from bamboo wood in the first quarter of 2013. In the three months ended March 31, 2014, bamboo shoot products accounted for approximately 79% of our revenue, while fresh vegetables and fruits accounted for approximately 18%, processed vegetables for 3%. We did not generate any sales revenue from bamboo wood in the first quarter of 2014 as we need to preserve more bamboo woods in view of the dry weather. We anticipate that this will improve the harvest of bamboo shoots when the amount of rain fall increases.

We have a vertically integrated operation consisting of planting, manufacturing and distribution of final products. We can supply most of our requirements for fresh raw materials from our own land. We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale. However, during the peak season, we purchased raw materials from surrounding bamboo shoot manufacturers for our further processing. Accordingly, our ability to grow is partially dependent on the area of lands we control under lease or acquisition, and our processing and storage capacity. We do not anticipate making significant capital expenditures over the next 9 to 18 months to increase our bamboo forest capacity, increase and improve our production resources and facilities. Rather, we will complete our acquisition of land use right in respect of bamboo forests where we have currently paid deposits.

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as in the Japanese market. We derived approximately 96% and 4% of our revenue in China and in Japan, respectively, in 2013 and approximately 98% and 2% in China and in Japan, respectively, in the first three months of 2014.

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

Because of the volatility in market demand for different varieties of vegetables and fruits, and the corresponding complexity that creates on planning and operations, we intend to downsize our vegetable and fruit planting bases by half in 2014 and may discontinue those product lines in 2015. This change is intended to allow us to streamline our operations and concentrate on our core bamboo business, especially the fast moving consumption products (FMCP) such as healthy snacks that require further processing. This would also allow us to use off-peak season from May to November for these further processing activities.

We embarked on the industrial production of French-Horn Mushrooms at the end of 2012, and have constructed special processing plant for French Horn Mushrooms.   This product segement  demonstrated relatively strong results during the first quarter of 2014. We intend to continue this production and anticipate that growth in this segment could offset some of the downsizing in our fresh vegetables and fruit planting activity.

RECENT DEVELOPMENTS

Net sales for the first three months of 2014 were $35.3 million, a decrease of approximately 1.9% over net sales in the first three months of 2013. Net income attributable to Company’s common stockholders for the first three months of 2014 was $8.1 million, a decrease of approximately 6.9%, compared to $8.7 million for the three months ended March 31, 2013.

We did not acquire any additional bamboo forest or planting bases during the three months period ended March 31, 2014 and we do not anticipate making significant capital expenditures over the next 9 to 18 months to increase our bamboo forest capacity. We intend to downsize our vegetable and fruit planting bases by half in 2014 and may discontinue those product lines in 2015.

The table below summarizes our planting bases as of December 31, 2013 and March 31, 2014.

	December 31, 2013	March 31, 2014
Bamboo forest	53,320 acres	53,320 acres
	(215.89 square kilometers)	(215.89 square kilometers)
Vegetables & Fruits	12,500 acres	12,500 acres
	(50.59 square kilometers)	(50.59 square kilometers)

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of our internal sales team members, and outside sales agents as of December 31, 2013 and March 31, 2014.

	December 31, 2013	March 31, 2014
Internal Sales Team Members	65	78
Distributors	244	238

During the remainder of 2014, we plan to continue expansion of our sales network domestically. We have no immediate plans to expand our international sales presence beyond Japan.

As of March 31, 2014, some of the construction work in progress related to new logistic, trading and testing center and staff quarters, were partially completed. The remaining portion is expected to be completed by the end of 2014. The French Horn Mushroom processing plant (Phase 1) was in normal production during the first quarter of 2014.

We have been gaining brand recognition in China, especially in Fujian Province. Our brand “ ” was awarded as a “Well Known Trademark of China” in May 2011. As of March 31, 2014, we had expanded our sales network to over 800 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with the accounting policies which are consistent with policies used in our audited consolidated financial statements for the year ended December 31, 2013. Please refer to the audited consolidated financial statements for the year ended December 31, 2013 for the description of all of the accounting policies.

Management believes that the most critical accounting policies important to understanding our financial statements and financial condition are our policies concerning inventories, revenue recognition, and income taxes and foreign currency translation, discussed in more detail below. Please see Note 3 - Significant Accounting Policies” in our consolidated financial statements for the year ended December 31, 2013 for a more complete discussion of the accounting policies we have identified as the most important to understand our current financial condition and results of operations.

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

Expenditures on bamboo and other growing crops are valued at the lower of cost or market and are deferred and charged to cost of sales when the related produce is harvested and sold. The deferred growing costs included in inventories in the condensed consolidated balance sheets consist primarily of land rental cost and service costs.

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

We file separate tax returns in the United States and China. Income taxes of our PRC operating subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Asia Green Agriculture Corporation, applicable U.S. tax laws are followed. We expect that the tax rate of 25% currently applicable to our Fujian Yada operating subsidiaries will remain unchanged for the remainder of 2014.

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

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries. The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see "Risk Factors — Risks Associated with Doing Business in China — Under the EIT Law, we may be classified as a 'resident enterprise' of China" in our annual report on Form 10-K for the year ended December 31, 2013. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the three months		For the three months
Item	ended		ended
	March 31, 2014		March 31, 2013
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales

Net sales	$35,263	100%	35,975	100%
Cost of sales	(25,348)	(72)%	(25,164)	(70)%
Gross profit	9,915	28%	10,811	30%
Selling and administrative expenses	(1,503)	(4)%	(1,475)	(4)%
Operating income	8,412	24%	9,336	26%
Government grant income	247	1%	64	0%
Other income - net	58	0%	24	0%
Net finance costs	(383)	(1)%	(566)	(2)%
Income before income taxes and noncontrolling interest	8,334	24%	8,858	24%
Income taxes	(185)	(1)%	(192)	0%
Net income before noncontrolling interest	8,149	23%	8,666	24%
Net loss attributable to noncontrolling interest	-	0%	17	0%
Net income attributable to Company’s common stockholders	8,149	23%	8,683	24%

The functional currency of the Company is RMB; however, our financial information is expressed in US Dollars. The results of operations reported in the table above is based on the exchange rate of RMB6.1614 to $1.00 for the three months ended March 31, 2014 and the rate of RMB 6.2735 to $1.00 for the three months ended March 31, 2013.

Net Sales. Our net sales consist of revenue derived from the sale of our products, less discounts and returns. For the three months ended March 31, 2014, our net sales were $35.3 million compared to $36.0 million for the same period of last year, a decrease of $0.7 million or approximately 1.9% . Of such decrease, approximately $7.8 million was attributable to decreased sales volume of our products, primarily as a result of lower supply attributable to dry weather conditions. This decrease was partly offset by approximately $6.1 million due to higher average selling prices of our products. The impact of RMB appreciation against US$ was approximately $1.0 million during the first quarter of 2014.

The following table summarizes some of the major fluctuations in net sales for the period and the basis for the change from the prior period :-

Product description	Revenue impact	Quantity impact	Reasons
Processed Bamboo Shoots	-1.73 million (28%)	-1.3 million KG	Shortage of supply due to decrease in rainfall. Average selling price increased by 14%.
High PH Bamboo Shoots	+1.53 million (100%)	+0.4 million KG	No sales in the first quarter of 2013 due to change in product packing and in readily edible form to cater for change in consumer eating behavior.
Dried Mushroom	+0.19 million (39%)	+0.1 million KG	Due to increase in demand
Fresh Winter Bamboo Shoots	+0.08million (1%)	-3.3 million KG	Shortage of supply due to decrease in rainfall. Average selling price increased by 63%.
Fresh Spring Bamboo Shoots	-1.00 million (12%)	-4.6 million KG	Shortage of supply due to decrease in rainfall. Average selling price increased by 32%.
French Horn Mushroom	+1.38 million (100%)	+1.1 million KG	Average selling price decreased by 6%.
Fresh Fungi	-1.17million (20%)	-1.3 million KG	Average selling price increased by 1%.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead, and sales tax. For the three months ended March 31, 2014, our cost of sales were $25.3 million compared to $25.2 million for the same period of last year. Costs of sales increased as a result of increases in raw materials and direct labor costs during the period, which increases were substantially offset by the decrease in sales volume. As a percentage of net sales, our cost of sales was 72% for the three months ended March 31, 2014 as compared to 70% for the three months ended March 31, 2013.

Gross Profit and Gross Margin. Our gross profit is equal to our net sales less our cost of sales. Our gross profit was $9.9 million for the three months ended March 31, 2014 compared to $10.8 million for the same period of last year, an decrease of $0.9 million or approximately 8.3%. Gross profit as a percentage of net sales was approximately 28% for the three months ended March 31, 2014, compared to 30% for the three months ended March 31, 2013. Our gross margin decreased for the three months ended March 31, 2014 as compared to  2013 as a result of the factors that affected net sales and costs of sales detailed above.

Selling and Administrative Expenses. Our selling and administrative expenses remained comparable at $1.5 million for the three months ended March 31, 2014 and 2013.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses amounted to $0.2 million for the three months ended March 31, 2014, a decrease of approximately $0.1 million, from $0.3 million for the three months ended March 31, 2013. This was primarily due to the decrease in non-cash compensation expenses of approximately $16,000 arising from the grant of employee stock option, and a decrease of transportation charges as more of our customers preferred to pick up their goods at our factory. As a percentage of net sales, selling expenses for the three months ended March 31, 2014 were both approximately 1% of net sales for the three months ended March 31, 2014 and 2013.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange expense, and depreciation of non-production facilities. Our administrative expenses increased by $0.2 million, or approximately 18.2%, to $1.3 million for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013. The increase was mainly attributed to increase in legal and professional fee related to proposed going private transaction initiated by Mr. Zhan, the substantial shareholder of the Group. As a percentage of net sales, administrative expenses remained at approximately 3% for the three months ended March 31, 2014 and 2013.

Net Finance Costs. Our net finance costs decreased to approximately $0.4 million for the three months ended March 31, 2014 from approximately $0.6 million for the three months ended March 31, 2013. The decrease was mainly due to a decrease in the average amount bank borrowings outstanding during the period. As a percentage of net sales, net finance costs decreased to 1% for the three months ended March 31, 2014 from 2% for the three months ended March 31, 2013.

Income Taxes. We had income taxes of approximately $0.2 million for the three months ended March 31, 2014, similar to approximately $0.2 million for the three months ended March 31, 2013 primarily because we had comparable taxable profits for the two periods, after giving effect to the tax exemption on profits from the sale of fresh produce.

Net Income. Our net income attributable to Company’s common stockholders decreased by $0.6 million or approximately 6.9%, to $8.1 million for the three months ended March 31, 2014 from $8.7 million for the three months ended March 31, 2013. The main reason for the decrease of our net income was due to the decrease in net sales discussed above.

Liquidity and Capital Resources

The following table provides detailed information regarding key balance sheet items and other items affecting our liquidity for the financial statement periods presented in this report.

As of
	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Cash and cash equivalents	$2.0 million	$3.0 million
Trade receivables	54.7 million	50.3 million
Working capital	66.8 million	58.5 million
Days sales outstanding	142	143

Our trade receivables as of March 31, 2014 were $ 54.7 million, compared to $50.3 million as of December 31, 2013. Our days sales outstanding remained at 142 days as of March 31, 2014 from 143 days as of December 31, 2013. The days sales outstanding was comparable for the periods. Approximately 61% of our trade receivables were within our standard credit terms of 120 days as of March 31, 2014. We have partially collected the outstanding accounts receivable that were due since December 2013 as of April 2014.

We experienced strong growth in our working capital position, with overall working capital increasing by $8.3 million, during the period ended March 31, 2014. This growth resulted primarily from increases in trade receivables and inventory, with cash and cash equivalents declining by $1.0 million. Our trade receivables have been impacted, in part, by tightening central monetary policy in the PRC, which is resulting in many of our customers taking longer to settle their accounts. Our inventory levels were impacted by an increase in bamboo inventory as a result of the low harvest during the period and an accumulation of our fresh fruit and vegetable products which are typically sold in the second and third quarters. We expect to be able to convert these inventories into trade receivables and ultimately cash and cash equivalents over the next few quarters. However, continued tightening of monetary policy may cause additional delays in payment from our customers. If that persists, we may be required to increase borrowings, or restrict the credit terms that we extend customers, in order to manage our cash position. Any restriction in credit terms to our customers could adversely impact our net sales.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three months Ended
	March 31,
	(Unaudited)
	2014	2013

Net cash provided by (used in) operating activities	$499	$(6,881)
Net cash used in investing activities	(5)	(139)
Net cash (used in) provided by financing activities	(1,445)	3,975
Effect of exchange rate on cash and cash equivalents	(27)	61
Cash and cash equivalents at the beginning of the period	3,000	9,756
Cash and cash equivalents at the end of the period	2,022	6,772

Cash Flows from Operating Activities.

Net cash provided by operating activities was $499,000 for the three months ended March 31, 2014, compared to $6.9 million used in operating activities for the three months ended March 31, 2013. The change was primarily attributable to our net income for the period, offset by an increase in trade receivables and inventories and an increase in trade payables.

Cash Flows from Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2014 was $5,000 compared to $0.1 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we invested only $5,000 to acquire property, plant and equipment. The overall decrease in cash used in investment was primarily related to decreased deposits and payments to acquire property, plant and equipment during the three months ended March 31, 2014.

Cash Flows from Financing Activities.

Net cash used in financing activities was $1.4 million in the three months ended March 31, 2014, compared to $4.0 million provided by financing activities for the three months ended March 31, 2013. Net cash used in financing activities for the three months ended March 31, 2014 was primarily attributable to repayment of borrowings under bank credit facilities.

Contractual Obligations and Commitments

Our short term borrowings consist of secured bank loans under a number of credit facilities with commercial banks in China. The weighted-average interest rate on short-term borrowings as of March 31, 2014 and December 31, 2013, were 6.68% and 6.47% respectively. The details of our banking facilities as of March 31, 2014 were as follows: -

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$20,023,200	$20,003,760	$19,440

For additional details, please refer to Note 16 to our condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 on page 17.

Our operating leases relate to payments for land use rights for our facilities, planting bases and bamboo forests. Our rights to our corporate facilities extend until 2053 to 2055. The rights to our planting basis range from 7 to 30 years and the rights to our bamboo forests generally range from 20 to 37 years. As of March 31, 2014 the future minimum lease payments under non-cancelable operating leases were as follows:

Within 1 year	$3,675,861
In the second year	3,672,864
In the third year	3,663,144
In the fourth year	3,630,744
In the fifth year	3,630,744
Thereafter	44,688,888

$62,962,245

For additional details, please refer to Note 19 to our condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 on page 19.

Contingent Liabilities

In accordance with PRC labor laws and regulations, we are required to contribute the social insurance for our staff. Before December 31, 2010, we made a provision of approximately $577,000 to cover potential liability with respect to certain unpaid social insurances for staff. On February 29, 2012, we obtained written confirmation from the local authority that, because we primarily employ migrant workers from rural areas and temporary workers, which normally have high mobility and with different levels of implementation of the social insurance systems by the local authority, we are allowed to contribute the social insurance in amounts accepted by the local authority which are generally lower than the requirements under PRC labor laws and regulations. Since January 1, 2011, we have been making payments for the social insurance based on the instructions by local authority. If we were required to fully contribute the social insurance for our staff under the PRC labor laws and regulations, the total cost may be as much as $4,574,000. However, we have not been involved in any investigation or administrative penalty by the local authority in connection with our social insurance payments. Based on our past experience and the written confirmation from the local authority, we believe the likelihood that we will have to pay any additional amount is remote. See “Risk Factors-We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

Our capital expenditures were approximately $5,000 for the three months ended March 31, 2014. Our capital expenditures were used to acquire property, plant and equipment. We currently estimate that our capital expenditures in fiscal year 2014 will be approximately $6 million, which we intend to use primarily for the completion of our acquisition of land use right in respect of bamboo forest that we have paid deposits for and the construction of our new logistic, trading and testing center and staff quarters.

Capital Resources

As of March 31, 2014, we had only a minimal amount of unused credit facility that was available to us. We believe that our cash on hand and cash flow from operations will meet our expected capital expenditures and working capital requirements for at least the next 12 months. Our cash and cash equivalents decreased by $1.0 million during the quarter ended March 31, 2014. Our overall working capital position increased by $8.3 million. Based on our recent operating experience, we anticipate that cash generated from operations together with commercial borrowings will be sufficient to fund our operations over the next 12 months.

Our cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013. In addition, we may, in the future, require additional cash resources due to changed business conditions, expansion of our production capacity, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. No arrangements or commitments for any such financings are in place at this time, and we cannot give any assurance about the availability or terms of any future financings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2014, our disclosure controls were effective at that “reasonable assurance” level.

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

Item 1A. RISK FACTORS.

You should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014, the occurrence of which could materially affect harm our business, financial position and results of operations, before making an investment decision. Such risk factors are incorporated herein by reference.

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

ASIA GREEN AGRICULTURE CORPORATION

Date: May 20, 2014	/s/ CHIN HON SIANG ALEX
Chin Hon Siang Alex, Chief Financial Officer
(Principal Accounting Officer)

Exhibit
No.	Document Description	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.