Form 10-Q
period 2014-06-30
Asia Green Agriculture Corp
filed 2014-08-22
CIK 1440476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes [   ]     No [ X ]

As of August 13, 2014, the issuer had 36,823,626 shares of common stock outstanding.

ASIA GREEN AGRICULTURE CORPORATION
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2014

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

-ii-

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2014 and 2013
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2014	2013	2014	2013

Sales revenue	$16,010,875	$21,742,576	$51,273,923	$57,717,905
Cost of sales	(13,993,017)	(14,618,648)	(39,341,493)	(39,782,928)

Gross profit	2,017,858	7,123,928	11,932,430	17,934,977

Operating expenses
Administrative expenses	641,733	1,300,839	1,898,963	2,429,657
Selling expenses	262,236	431,349	508,376	777,093

	903,969	1,732,188	2,407,339	3,206,750

Income from operations	1,113,889	5,391,740	9,525,091	14,728,227
Government grant income	79,981	39,445	327,058	103,205
Other income, net - Note 9	26,322	16,818	84,448	41,245
Net finance costs - Note 8	(521,715)	(268,741)	(904,612)	(834,790)

Income before income taxes and noncontrolling interest	698,477	5,179,262	9,031,985	14,037,887
Income taxes - Note 7	(129,064)	(86,665)	(314,288)	(279,247)

Net income before noncontrolling interest	569,413	5,092,597	8,717,697	13,758,640
Net loss attributable to noncontrolling interest	-	5,122	-	22,007

Net income attributable to Company’s common stockholders	$569,413	$5,097,719	$8,717,697	$13,780,647

Net income before noncontrolling interest	$569,413	$5,092,597	$8,717,697	$13,758,640
Other comprehensive income (loss)
Foreign currency translation adjustments	571,732	2,229,363	(1,182,637)	2,995,202

Total comprehensive income	1,141,145	7,321,960	7,535,060	16,753,842

Comprehensive loss attributable to noncontrolling interest	-	1,795	-	17,609

Total comprehensive income attributable to Company’s common stockholders	$1,141,145	$7,323,755	$7,535,060	$16,771,451

Earnings per share: basic and diluted attributable to Company’s common stockholders - Note 10	$0.02	$0.14	$0.24	$0.37

Weighted average number of shares outstanding: basic and diluted	36,823,626	36,823,626	36,823,626	36,823,626

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Balance Sheets
As of June 30, 2014 and December 31, 2013
(Stated in US Dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$801,565	$3,000,376
Restricted cash - Note 3	571,008	2,357,478
Trade receivables, net - Note 4	55,353,833	50,288,766
Other receivables, prepayments and deposits - Note 5	10,800,700	18,051,283
Inventories - Note 6	40,430,902	21,099,678
Deferred tax assets	10,093	10,162

Total current assets	107,968,101	94,807,743
Property, plant and equipment, net - Note 11	37,134,204	37,972,707
Deposits paid - Note 13	40,473,973	40,747,951
Land use rights - Note 12	37,600,682	38,532,504

TOTAL ASSETS	$223,176,960	$212,060,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 3	$7,729,792	$5,777,658
Bills payable - Note 3	243,750	572,600
Receipts in advance	648,413	455,631
Other payables and accrued expenses - Note 14	6,032,634	6,537,218
Amount due to a related party - Note 15	290,828	234,450
Secured short-term borrowings - Note 16	24,163,750	22,409,928
Income tax payable	563,878	348,007

Total current liabilities	39,673,045	36,335,492
Deferred tax liabilities	12,986	13,074

TOTAL LIABILITIES	39,686,031	36,348,566

COMMITMENTS AND CONTINGENCIES - Note 19

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share; authorized 10,000,000 shares in 2014 and 2013; none issued and outstanding Common stock: par value $0.001 per share; authorized 200,000,000 shares in 2014 and 2013; 36,823,626 shares issued and outstanding in 2014 and 2013	36,824	36,824
Additional paid-in capital	22,836,231	22,592,701
Statutory reserve - Note 18	10,196,203	10,196,203
Other surplus reserve - Note 18	12,379,891	12,379,891
Accumulated other comprehensive income	9,556,601	10,739,238
Retained earnings	128,485,179	119,767,482

TOTAL STOCKHOLDERS’ EQUITY	183,490,929	175,712,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,176,960	$212,060,905

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

						Accumulated
			Additional		Other	other
	Common stock		paid-in	Statutory	surplus	comprehensive	Retained
	No. of shares	Amount	capital	reserve	reserve	income	earnings	Total

Balance, December 31, 2013	36,823,626	$36,824 $	22,592,701	$10,196,203	$12,379,891	$10,739,238 $	119,767,482	$175,712,339
Foreign currency translation adjustments	-	-	-	-	-	(1,182,637)	-	(1,182,637)
Net income	-	-	-	-	-	-	8,717,697	8,717,697
Share-based compensation - Note 20	-	-	243,530	-	-	-	-	243,530

Balance, June 30, 2014	36,823,626	$36,824	$22,836,231	$10,196,203	$12,379,891	$9,556,601	$128,485,179	$183,490,929

See the accompanying notes to condensed consolidated financial statements

Asia Green Agriculture Corporation
Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2014 and 2013
(Stated in US Dollars)

	Six months ended June 30,
	(Unaudited)
	2014	2013
Cash flows from operating activities
Net income before noncontrolling interest	$8,717,697	$13,758,640
Adjustments to reconcile net income before noncontrolling interest to net cash used in operating activities :-
Depreciation and amortization	1,302,728	961,878
Loss on disposal of property, plant and equipment	644	-
Realized gain on held for trading investments	-	(2,112)
Provision for obsolete inventories	2,187	8,083
(Reversal of provision) provision for doubtful debts	(30,576)	777
Share-based compensation	243,530	411,337
Changes in operating assets and liabilities :-
Trade receivables	(5,365,640)	2,272,270
Bills receivables	-	(7,983)
Other receivables, prepayments and deposits	7,119,394	(6,106,173)
Inventories	(19,449,072)	(16,076,057)
Trade payables	1,989,900	(1,211,238)
Receipts in advance	195,664	351,934
Other payables and accrued expenses	(454,306)	(848,093)
Income tax payable	217,889	138,117

Net cash flows used in operating activities	(5,509,961)	(6,348,620)

Cash flows from investing activities
Payments to acquire and deposits for acquisition of property, plant and equipment	(57,976)	(4,246,423)
Proceeds from disposal of property, plant and equipment	-	30,529
Refund of deposits for acquisition of land use rights	-	1,676,468
Proceeds from disposal of held for trading investments	-	84,760

Net cash flows used in investing activities	(57,976)	(2,454,666)

Cash flows from financing activities
Proceeds from secured borrowings	16,958,425	17,914,490
Repayments of secured borrowings	(15,058,791)	(10,651,056)
Increase in restricted cash held as collateral for bills payable	(20,829)	(61,358)
Decrease (increase) in restricted cash held as collateral for bank loans	1,788,543	(2,646,040)
(Decrease) increase in bills payable	(324,600)	204,470
Advances from a related party	49,738	92,799
Capital contributions from noncontrolling interests	-	237,750

Net cash flows provided by financing activities	3,392,486	5,091,055

Effect of foreign currency translation on cash and cash equivalents	(23,360)	159,579

Net decrease in cash and cash equivalents	(2,198,811)	(3,552,652)
Cash and cash equivalents - beginning of period	3,000,376	9,756,103

Cash and cash equivalents - end of period	$801,565	$6,203,451
Supplemental disclosures for cash flow information
Cash paid for :-
Interest expense	$767,039	$694,703
Income taxes	$96,398	$132,067

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

(iii)

Fujian Yada Group Co., Ltd. ("Fujian Yada") was established in the People’s Republic of China (the "PRC") and its principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

(iv)

Fujian Yaxin Food Co., Ltd. ("Yaxin") was established in the PRC and its principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(v)	Fujian Shengda Import & Export Trading Co., Ltd. ("Shengda") was established in the PRC and its principal business is trading of the Company’s agricultural products to oversea customers.

(vi)

Fujian Xinda Food Co., Ltd. ("Xinda") was established in the PRC and its principal businesses are production and marketing of fresh and processed produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

	(vii)	Shixing Yada Forestry Development Co., Ltd. ("Shixing Yada") was established in the PRC and its principal businesses are the production and marketing of bamboo related products.

	(viii)	Yudu Yada Forestry Co., Ltd. ("Yudu Yada") was established in the PRC and its principal businesses are the production and marketing of bamboo related products.

(ix)

Jianyang Yaxin Agriculture and Forestry Development Co., Ltd. ("Jianyang Yaxin") was established in the PRC and its principal businesses are the production and marketing of fresh produce, including bamboos, bamboo shoots, cucumber, corn, mushrooms and other agricultural products.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and other receivables, prepayment and deposits. As of June 30, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which the management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of June 30, 2014 and December 31, 2013, the Company did not have any balance of gross trade receivables due from any individual customer that represented 10% or more of the Company’s gross trade receivables.

During the six months ended June 30, 2014 and 2013, the Company did not have sales to any individual customer that represented 10% or more of the Company’s consolidated sales.

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

The Company did not have any financial instruments recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements that were based on the use of Level 1 inputs as of June 30, 2014 and December 31, 2013.

	Included in the following
	items of condensed consolidated
	statements of income	Three months ended		Six months ended
	and comprehensive income	June 30,		June 30,
		2014	2013	2014	2013
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Realized gain recorded - held for trading investments	Other income - net	$-	$871	$-	$2,112

The Company measures the fair value of held for trading investments by obtaining the quoted price in active markets. There were no changes in valuation techniques during the six months ended June 30, 2014 and 2013.

The Company did not have any financial instruments recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements that were based on the use of Level 2 inputs as of June 30, 2014 and December 31, 2013.

Noncontrolling interest

Noncontrolling interest resulted from the consolidation of a 70% owned subsidiary, Sanda E-business.

Recently issued accounting pronouncements

The Company evaluated all recently issued accounting pronouncements, namely ASU 2013-03, ASU 2013-04, ASU 2013-05, ASU 2013-07, ASU 2013-09, ASU 2013-11, ASU 2013-12 and ASU 2014-06. The Company does not expect these adoptions to have any material impact on the Company’s condensed consolidated financial statements.

3.	Restricted cash, bills payable and trade payables

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Bank deposits held as collateral for bank loans - Note 16	$278,508	$2,083,994
Bank deposits held as collateral for bills payable - Note 3(a)	292,500	273,484

	$571,008	$2,357,478

Note :-

(a)

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 100% (2013: 50%) of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

4.	Trade receivables, net

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Trade receivables	$55,361,205	$50,327,033
Less : Allowance for doubtful accounts	(7,372)	(38,267)

	$55,353,833	$50,288,766

Trade receivables with carrying value of $2,081,049 and $2,702,543 as of June 30, 2014 and December 31, 2013 respectively were pledged as collateral under certain loan agreements (Note 16).

An analysis of the allowance for doubtful accounts is as follows:

	Six months ended June 30,
	(Unaudited)
	2014	2013

Balance at beginning of the period	$38,267	$-
Provision for doubtful debts	(30,576)	777
Bad debts written off against trade receivables	-	(392)
Translation adjustments	(319)	-

Balance at end of the period	$7,372	$385

(Reversal of provision) provision for doubtful debts of $(30,576) and $777 were charged to operations during the six months ended June 30, 2014 and 2013 respectively. During the three months ended June 30, 2014 and 2013, (reversal of provision) provision for doubtful debts amounted to $(36,880) and $385 respectively.

5.	Other receivables, prepayments and deposits

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Prepayments - Note 5(a)	$9,485,496	$16,216,367
Deposits	1,197,691	1,202,306
Other receivables	117,513	632,610

	$10,800,700	$18,051,283

Note :-

(a)

Prepayments are primarily comprised of prepaid materials (including seeds, fresh mushroom cultivation rod, fertilizers and pesticides) and goods, rental and labor charges related to the production of fresh produce which are expected to be recorded as cost of sales upon cultivating and harvesting within one year.

The Company enters into these arrangements to enhance its control of production and costs. These prepayments can help it to have better planning for the future and enhance its production. In order to secure certain of its bulk purchases, the suppliers require it to prepay certain contract amounts before delivery. In addition, some of its raw materials used in mushroom planting and processing, such as specific wood chips, must be sourced only during dry season or weather to reduce the moisture in the woods chips. This, in turn, requires the Company to make some prepayments to secure the relevant raw materials.

Initial amounts are recorded as prepayments upon making payments. Prepaid materials and goods are classified as inventories upon the receipt of those goods and transferred to costs of sales upon usage. Prepaid annual rental and labor charges are amortized, over the contract periods, as cost of sales on a straight-line basis.

6.	Inventories

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Raw materials and packaging materials	$906,909	$381,909
Bamboo and other growing crops	30,434,475	17,657,494
Finished goods	9,099,224	3,067,841

	40,440,608	21,107,244
Less: Provision for obsolete inventories	(9,706)	(7,566)

	$40,430,902	$21,099,678

As of June 30, 2014 and December 31, 2013, the inventories with carrying amount of $725,441 and $224,767 were pledged as collateral under certain loan agreements (Note 16).

Provision for obsolete inventories of $2,187 and $8,083 were charged to operations during the six months ended June 30, 2014 and 2013 respectively. During the three months ended June 30, 2014 and 2013, provision for obsolete inventories amounted to $2,187 and $3,169 respectively.

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

Hong Kong

Misaky is incorporated in Hong Kong and subject to profit tax rate of 16.5% on the assessable profits during the periods. No provision for Hong Kong profit tax has been made on Misaky as Misaky had no taxable income in this jurisdiction for the reporting periods.

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

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new EIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the EIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and determined that no provision for uncertainty in income taxes is necessary as of June 30, 2014.

8.	Net finance costs

Details of net finance costs are summarized as follows:-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013

Total interest cost incurred	$465,776	$209,622	$819,572	$722,938
Less: Interest income	(764)	(2,362)	(5,691)	(17,396)

Net interest cost	465,012	207,260	813,881	705,542
Other finance costs	56,703	61,481	90,731	129,248

	$521,715	$268,741	$904,612	$834,790

9.	Other income, net

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013

Realized gain on held for trading investments	$-	$871	$-	$2,112
Other income	26,322	15,947	84,448	39,133

	$26,322	$16,818	$84,448	$41,245

10.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share as their effect is anti-dilutive. The anti-dilutive instruments including 1,359,113 warrants and 2,725,013 share options were excluded from the calculation of earnings per share for the three and six months ended June 30, 2014 and 2013. Accordingly, the basic and diluted earnings per share are the same.

11.	Property, plant and equipment, net

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Costs :
Buildings	$16,721,805	$16,834,999
Plant and machinery	5,194,045	4,949,955
Motor vehicles	222,060	225,596
Electronic equipment	508,595	490,701

	22,646,505	22,501,251
Accumulated depreciation	(5,182,831)	(4,582,615)
Construction in progress	19,670,530	20,054,071

Net	$37,134,204	$37,972,707

(i) During the reporting periods, depreciation charge is included in :-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013

Cost of sales and overheads of inventories	$246,413	$255,123	$492,562	$449,003
Selling expenses	944	919	1,888	1,964
Administrative expenses	70,229	19,470	136,573	48,305

	$317,586	$275,512	$631,023	$499,272

As of June 30, 2014 and December 31, 2013, buildings and plant and machinery with carrying amount of $14,960,146 and $14,959,927 were pledged as collaterals under certain loans and bills payable arrangements, respectively (Note 16).

During the six months ended June 30, 2014, property, plant and equipment with net book value of $644 were disposed of at a consideration of $Nil, resulting a loss of $644. During the six months ended June 30, 2013, property, plant and equipment with net book value of $30,529 were disposed of at a consideration of $30,529, resulting a gain of $Nil.

Capitalized interest for the six months ended June 30, 2014 and 2013 was immaterial.

(ii) Construction in progress:-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices, factories and quarters.

12.	Land use rights

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Land use rights :
- for office premises, production facilities and warehouse	$2,333,220	$2,349,014
- for growing and plantation	38,904,122	39,167,473
Accumulated amortization	(3,636,660)	(2,983,983)

	$37,600,682	$38,532,504

A reconciliation of land use rights and deposits paid for acquisition of land use rights is as follows :-

Reference made to:	Deposits
	paid for
	acquisition of	Land use
	land use rights	rights
	(Note 13)	(Note 12)

As of December 31, 2013	$40,739,476	$38,532,504
Amortization	-	(671,705)
Translation adjustments	(273,921)	(260,117)

As of June 30, 2014	$40,465,555	$37,600,682

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

(d)

During the six months ended June 30, 2014 and 2013, amortization amounted to $671,705 and $462,606, respectively. During the three months ended June 30, 2014 and 2013, amortization amounted to $335,749 and $232,457, respectively. The estimated amortization expense for each of the five succeeding years is approximately $1,343,000 each year.

(e)	As of June 30, 2014 and December 31, 2013, land use rights with carrying amounts of $15,931,535 and $8,931,176 respectively were pledged as collateral under certain loan arrangements (Note 16).

(f)	There were no additional deposits paid for acquisition of land use rights during the six months ended June 30, 2014 and 2013.

(g)	There was no transfer to land use rights during the six months ended June 30, 2014 and 2013.

13.       Deposits paid

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Deposits paid for :
- acquisition of land use rights	$40,465,555	$40,739,476
- acquisition of property, plant and equipment	8,418	8,475

	$40,473,973	$40,747,951

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

14.       Other payables and accrued expenses

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Pension payable - Note	$578,514	$582,430
VAT payable	1,894,604	2,549,787
Salaries payable	394,660	334,247
Accrued audit fee	132,931	237,220
Liquidated damage payable - Note 19	443,686	443,686
Interest payable	112,372	99,022
Construction cost payable	1,147,913	1,151,795
Other payables	1,327,954	1,139,031

	$6,032,634	$6,537,218

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

16.       Secured borrowings

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Secured short-term borrowings	$24,163,750	$22,409,928

The weighted-average interest rate on short-term borrowings as of June 30, 2014 and December 31, 2013, were 7.94% and 6.47% respectively.

The details of the Company’s banking facilities as of June 30, 2014 were as follows:-

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$24,193,000	$24,163,750	$29,250

The secured borrowings were secured as following:-

(i)	The Company’s assets with following carrying values :-

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Property, plant and equipment (Note 11)	$14,960,146	$14,959,927
Trade receivables (Note 4)	2,081,049	2,702,543
Land use rights (Note 12)	15,931,535	8,931,176
Inventories (Note 6)	725,441	224,767
Restricted cash (Note 3)	278,508	2,083,994

	$33,976,679	$28,902,407

(ii)	Guarantees executed by third parties;
(iii)	Guarantees executed by Mr. Zhan and Madam Liufeng Zhou, Mr. Zhan’s spouse; and
(iv)	Guarantees executed by certain management of the Company.

As of June 30, 2014, Fujian Yada’s secured short-term borrowings of $6,337,500 are subject to the fulfillment of certain financial covenants at any time as follows :-

(i)	To maintain a minimum current ratio of 1.0;
(ii)	To maintain a maximum debt to asset ratio of 60%;
(iii)	Total long-term investments cannot exceed 30% of total net assets; and
(iv)	Ratio of contingent liabilities cannot exceed 60% of total stockholders’ equity.

As of June 30, 2014, Shixing Yada’s secured short-term borrowings of $3,250,000 are subject to the fulfillment of certain financial covenants at any time as follows :-

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

In the opinion of the Board of Directors, none of the above covenants, relating to secured short-term borrowings had been breached as of June 30, 2014.

17.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company recorded defined contribution plan expenses of $51,017 and $47,251 for the six months ended June 30, 2014 and 2013 respectively.

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

19.	Commitments and contingencies

Capital commitment

As of June 30, 2014 and December 31, 2013, the Company had capital commitments as follows:-

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Construction of new building facilities	$3,625,255	$5,966,201
Acquisition of land use rights	4,406,708	4,436,538

	$8,031,963	$10,402,739

Operating lease commitment

The Company leases certain land use rights including the land for all 24 of its vegetables and fruit planting bases and seven of its bamboo forests, under operating leases. As of June 30, 2014 the future minimum lease payments under non-cancelable operating leases were as follows:-

Within 1 year	$3,700,119
In the second year	3,666,867
In the third year	3,648,721
In the fourth year	3,641,950
In the fifth year	3,641,950
Thereafter	43,917,954

$62,217,561

Rental expense for operating leases amounted to $1,830,589 and $1,859,790 for the six months ended June 30, 2014 and 2013, respectively, were recorded in cost of sales and inventories.

Rental expense for operating leases amounted to $908,652 and $935,053 for the three months ended June 30, 2014 and 2013, respectively, were recorded in cost of sales and inventories.

Registration payment arrangement

In connection with a private placement of $15.3 million of common stock and warrants that took place on August 20, 2010, the Company agreed to file a registration statement covering the resale of the common stock and common stock underlying the warrants. The Company agreed to use its best efforts to have the registration statement declared effective prior to January 17, 2011. The registration statement was not declared effective until July 15, 2011. Under the terms of the subscription agreement for the offering, the Company was required to pay liquidated damages to the investors in cash in an amount equal to 0.5% per month of the aggregate amount invested, subject to a cap of 6.0%, for each month that the registration statement was delayed. In accordance with ASC 450 “Contingencies”, the Company recorded a liability in the consolidated financial statements for these contingencies when a loss is known or considered probable and the amount can be reasonably estimated. In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. A provision for the liquidated damages was made in an amount of $443,686 is included in other payables and accrued expenses as of June 30, 2014. No liquidated damages were charged to administrative expenses for the six months ended June 30, 2014 and 2013.

20.	Share based compensation

The Company has granted share options and warrants to employees, directors and consultants to reward them for services rendered.

Stock option plan

Under the stock option plan adopted by the Company in 2010, 3,093,258 share options with an exercisable period of up to 10 years were granted to management and employees of the Company on February 14, 2011, of which 184,123 share options vested on March 18, 2011 with an exercise price of $3.94, 184,122 share options vested on March 18, 2012 with an exercise price equal to 125% of the market price of the Company’s common stock on that vesting date (market price as of March 19, 2012 was $1.59), 908,335 share options vested on February 14, 2012 and 1,816,678 share options are vesting in equal amounts on the first day of each quarter during a four year period commencing from February 15, 2012 with an exercise price of $4.00 per share. All the share options granted are subject to the option holders continuing to be management or employees of the Company before the respective vesting dates.

On September 21, 2012, Mr. Tsang Yin Chiu, Stanley, resigned from the Company as Chief Financial Officer and Corporate Secretary. The stock options previously granted to Mr. Tsang pursuant to the stock option agreement expired on December 21, 2012, three months after the termination date.

A summary of share option plan activity for the six months ended June 30, 2014 is presented below:

		Weighted average	Remaining	Aggregate
	Number	exercise price	contractual	intrinsic
	of shares	per share	term	value (1)
Outstanding as of January 1, 2014	2,725,013	$4.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2014	2,725,013	$4.00	6.7 years	$-

Exercisable as of June 30, 2014	1,930,216	$4.00	6.7 years	$-

(1)	There was no aggregate intrinsic value as the weighted average exercise price of options of $4.00 is in excess of the estimated value of the Company’s common stock as of June 30, 2014.

The weighted average grant-date fair value of options granted during 2011 was $1.78 per share. The Company recognized compensation expense arising from abovementioned share options granted in the amount of $243,530 and $411,337 for the six months ended June 30, 2014 and 2013 respectively. The compensation expense was allocated to administrative expenses in the amount of $184,293 and $311,282 and selling expense in the amount of $59,237 and $100,055 for the six months ended June 30, 2014 and 2013 respectively.

As of June 30, 2014, there were no other share options granted to employees and directors.

The fair value of the above option awards was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions.

Estimated stock price	$4.00
Expected volatility	56.80%
Expected dividends	Nil
Expected life	5.0-7.5 years
Risk-free interest rate	3.69%

As of June 30, 2014, there was unrecognized compensation cost of $348,311 related to the above non-vested share options which are expected to be recognized over approximately 1.7 years.

20.	Share based compensation (Cont'd)

Warrants

On February 10, 2011, the Company issued warrants to a service provider in exchange for investor relation services provided to the Company. The warrant holder is entitled to purchase up to 50,000 shares of the Company’s common stock at a price of $4.00 per share. These warrants have exercisable period of 5 years commencing from February 10, 2011.

At the grant date, the fair value of warrants issued was approximately $2.04 each. No compensation expense arising from the abovementioned warrants was recognized or allocated to administrative expenses for the six months ended June 30, 2014 and 2013.

The fair value of the above warrants issued was estimated on the date of grant using the Binomial Option Valuation Model together with the following assumptions:-

Stock price and exercise price	$4.00
Expected volatility	57.28%
Expected dividends	Nil
Expected life	2.5 years
Risk-free interest rate	2.41%

As of June 30, 2014, there was no unrecognized compensation cost related to the above warrants.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on reportable operating segments’ gross profit. There were no inter- segment sales or transfers during the three and six months ended June 30, 2014 and 2013. Management does not track segment assets and, therefore, segment assets information is not presented.

	Fresh produce		Processed produce		Total
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2014	2013	2014	2013	2014	2013

Revenue from external customers	$38,255,701	$40,976,424	$13,018,222	$16,741,481	$51,273,923	$57,717,905
Segment profit	$9,674,550	$12,780,454	$2,257,880	$5,154,523	$11,932,430	$17,934,977

	Fresh produce		Processed produce		Total
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2014	2013	2014	2013	2014	2013

Revenue from external customers	$10,143,864	$12,124,329	$5,867,011	$9,618,247	$16,010,875	$21,742,576
Segment profit	$933,750	$3,148,917	$1,084,108	$3,975,011	$2,017,858	$7,123,928

21.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013

Total consolidated revenue	$16,010,875	$21,742,576	$51,273,923	$57,717,905

Total profit for reportable segments	$2,017,858	$7,123,928	$11,932,430	$17,934,977
Unallocated amounts relating to operations :-
Administrative expenses	(641,733)	(1,300,839)	(1,898,963)	(2,429,657)
Selling expenses	(262,236)	(431,349)	(508,376)	(777,093)
Government grant income	79,981	39,445	327,058	103,205
Other income, net	26,322	16,818	84,448	41,245
Net finance costs	(521,715)	(268,741)	(904,612)	(834,790)

Income before income taxes and noncontrolling interest	$698,477	$5,179,262	$9,031,985	$14,037,887

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013

PRC	$15,003,997	$20,692,033	$49,462,617	$55,400,992
Japan	1,006,878	1,050,543	1,811,306	2,316,913

Total	$16,010,875	$21,742,576	$51,273,923	$57,717,905

During the reporting periods, no individual customer represented 10% or more of the Company’s consolidated revenue.

22.	Related party transactions

Apart from the transactions as disclosed in notes 15 and 16 to the condensed consolidated financial statements, the Company had no other material transactions with its related parties during the six months ended June 30, 2014 and 2013.

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

In response to the proposal, as also reported in the Prior Form 8-K, the Company’s Board of Directors formed a special committee of independent directors consisting of Messrs. Cheng Sing Wai, Lum Pak Sum and Mak Ka Wing Patrick (the “Special Committee”) to evaluate and negotiate the proposed transaction with Mr. Zhan. The Special Committee retained Duff & Phelps Securities LLC and Duff & Phelps, LLC as its financial advisor and Sheppard, Mullin, Richter & Hampton LLP as legal counsel to assist it with the review and negotiations.

The Special Committee reviewed possible transaction structures, including long-form merger, involving a front-end tender offer and a top-up option, and analyzed key deal terms and provisions to protect the minority stockholders and assure fairness in the transaction.

During the negotiations with the Special Committee, Mr. Zhan received a number of unsolicited inquiries from certain unaffiliated stockholders of the Company who indicated an interest in potentially rolling over their shares into a newly formed corporation Asia Green Food Enterprise Limited (the “ Parent ”) and continuing their investment in the Company. These unaffiliated stockholders were comprised of (i) certain stockholders that participated in the private placement of $15.3 million of common stock and warrants that took place on August 20, 2010, and (ii) certain stockholders affiliated with the Company’s major stockholder when the Company operated under its former name SMSA Palestine Acquisition Corp. Subsequently, Mr. Zhan notified (the “ Notification ”) the Board of Directors, including the members of the Special Committee, that certain stockholders holding approximately 93.6% of the Company’s common stock (the “ Buyer Group ”) intended to contribute their shares to the Parent . Mr. Zhan also advised the Board of Directors that the Parent intended to create a subsidiary entity, AGF Industrial Limited (the “ MergerSub ”), and effect a short form merger of the MergerSub with and into the Company under Chapter 92A.180 of the Nevada Revised Statutes. Upon consummation of this merger, the Company would be the surviving entity and all shares of the Company’s common stock (other than shares held by MergerSub and any treasury shares or shares for which dissenter’s rights have been properly exercised and not withdrawn or lost) would be cancelled and exchanged for the right to receive the merger price of $0.60 per share of common stock.

Under Chapter 92A.180 of the Nevada Revised Statutes, the short form merger can take place without the vote or approval of the Company’s Board of Directors or stockholders. Accordingly, shortly after the Notification, the Special Committee determined to dissolve and the Board of Directors took action to ratify the dissolution of the Special Committee on June 25, 2014.

Additional information concerning the proposed short form merger and going private transaction, including information concerning the background of the transaction, the purposes of the transaction and alternatives considered, can be found in the Buyer Group’s Schedule 13E-3/A filed with the SEC on July 29, 2014. Information concerning the Buyer Group can be found in the Buyer Group’s Schedule 13D filed with the SEC on June 25, 2014.

The Company evaluated all events or transactions that occurred after June 30, 2014 through the date the financial statements were issued and has determined that, except for the transaction disclosed above, there are no other material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

OVERVIEW

We are a green and organic food company with headquarters in Fujian Province, China. We currently provide over 100 kinds of fresh and processed products in three principal categories, bamboo shoot products, fresh vegetables and fruit, and processed vegetables. We also sell mature bamboo wood from our forests for use in manufacturing a variety of bamboo products. Bamboo shoot products accounted for approximately 46% of our revenue in 2013, while fresh vegetables and fruit accounted for approximately 34% of revenue, processed vegetables for 5% of revenue, and bamboo wood for 15% of revenue, respectively. In the six months ended June 30, 2014, bamboo shoot products accounted for approximately 75% of our revenue, while fresh vegetables and fruits accounted for approximately 20%, processed vegetables for 5%. We did not sell any bamboo wood during the first half of 2014. The significant drought season in 2013 resulted in a reduction in bamboo shoots volume for the first half of 2014. We determined to preserve more bamboo trees to encourage the growth of bamboo shoots in the future.

We have a vertically integrated operation consisting of planting, manufacturing and distribution of final products. We can supply most of our requirements for fresh raw materials from our own land. We view our integrated operations as key to the quality of our products, as we monitor substantially all of our products from seed to ultimate sale. However, during the peak season, we purchase raw materials from surrounding bamboo shoot manufacturers for our further processing. Accordingly, our ability to grow is partially dependent on the area of lands we control under lease or acquisition, and our processing and storage capacity. We do not anticipate making significant capital expenditures over the next 6 to 18 months to increase our bamboo forest capacity, increase and improve our production resources and facilities. Rather, we intend to complete our acquisition of land use right in respect of bamboo forests where we have currently paid deposits.

We conduct our operations in China and sell products in 10 provinces and administrative regions in China as well as in the Japanese market. We derived approximately 97% and 3% of our revenue in China and in Japan, respectively, in 2013 and approximately 96% and 4% in China and in Japan, respectively, in the first six months of 2014.

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

Because of the volatility in market demand for different varieties of vegetables and fruits, and the corresponding complexity that creates on planning and operations, we intend to downsize our vegetable and fruit planting bases by half in 2014 and may discontinue those product lines entirely in 2015. This change is intended to allow us to streamline our operations and concentrate on our core bamboo business, especially the fast moving consumption products (FMCP) such as healthy snacks that require further processing. This would also allow us to use the off-peak season from May to November for these further processing activities.

We embarked on the industrial production of French-Horn Mushrooms at the end of 2012, and have constructed special processing plant for French Horn Mushrooms. This product segment demonstrated relatively strong results during the first six months of 2014. We intend to continue this production and anticipate that growth in this segment could offset some of the downsizing in our fresh vegetables and fruit planting activity.

RECENT DEVELOPMENTS

Net sales for the first six months of 2014 were $51.3 million, a decrease of approximately 11.1% over net sales in the first six months of 2013. Net income attributable to Company’s common stockholders for the first six months of 2014 was $8.7 million, a decrease of approximately 36.9%, compared to $13.8 million for the six months ended June 30, 2013.

We did not acquire any additional bamboo forest or planting bases during the six months period ended June 30, 2014 and we do not anticipate making significant capital expenditures over the next 6 to 18 months to increase our bamboo forest capacity. We intend to downsize our vegetable and fruit planting bases by half in 2014 and may discontinue those product lines in 2015. The reduction in vegetable and fruit planting bases will correspondingly result in lower revenues from our fresh vegetable and fruit segments.

The table below summarizes our planting bases as of December 31, 2013 and June 30, 2014.

	December 31, 2013	June 30, 2014
Bamboo forest	53,320 acres	53,320 acres
	(215.89 square kilometers)	(215.89 square kilometers)
Vegetables & Fruits	12,500 acres	12,500 acres
	(50.59 square kilometers)	(50.59 square kilometers)

We currently sell through distributors and members of our own sales force to farmers' markets, supermarkets, food manufacturers, restaurants and retailers in China. The following table shows the number of our internal sales team members, and outside sales agents as of December 31, 2013 and June 30, 2014.

	December 31, 2013	June 30, 2014
Internal Sales Team Members	65	78
Distributors	244	245

During the remainder of 2014, we may reduce internal sales team members consistent with the planned reduction in our fresh vegetables and fruit business, while we focus on our core bamboo business. We have no immediate plans to expand our international sales presence beyond Japan.

As of June 30, 2014, some of the construction work in progress related to new logistic, trading and testing center and staff quarters, were partially completed. The remaining portion is expected to be completed by the end of 2014. The French Horn Mushroom processing plant (Phase 1) was in normal production during the first quarter of 2014.

We have been gaining brand recognition in China, especially in Fujian Province. Our brand “ ” was awarded as a “Well Known Trademark of China” in May 2011. As of June 30, 2014, our product distribution included over 800 supermarket stores. We plan to further enhance our name recognition through establishing branded counters at supermarkets.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the three months		For the three months
Item	ended		ended
	June 30, 2014		June 30, 2013
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales

Net sales	$16,011	100%	$21,743	100%
Cost of sales	(13,993)	(87)%	(14,619)	(67)%
Gross profit	2,018	13%	7,124	33%
Selling and administrative expenses	(904)	(6)%	(1,732)	(8)%
Operating income	1,114	7%	5,392	25%
Government grant income	80	0%	39	0%
Other income - net	26	0%	17	0%
Net finance costs	(522)	(3)%	(269)	(1)%
Income before income taxes and noncontrolling interest	698	4%	5,179	24%
Income taxes	(129)	0%	(86)	0%
Net income before noncontrolling interest	569	4%	5,093	24%
Net loss attributable to noncontrolling interest	-	0%	5	0%
Net income attributable to Company’s common stockholders	569	4%	5,098	24%

The functional currency of the Company is RMB; however, our financial information is expressed in US Dollars. The results of operations reported in the table above are based on the exchange rate of RMB 6.1652 to $1.00 for the three months ended June 30, 2014 and the rate of RMB 6.2112 to $1.00 for the three months ended June 30, 2013.

Net Sales. Our net sales consist of revenue derived from the sales of our products, less discounts and returns. For the three months ended June 30, 2014, our net sales were $16.0 million compared to $21.7 million for the same period of last year, a decrease of $5.7 million or approximately 26%. The decrease was primarily due to decreased sales volume in the second quarter of 2014. Of the decrease in net sales, approximately $7.0 million was attributable to decreased sales volume of our products, while approximately $0.7 million due to higher average selling prices of our products and approximately $0.6 million was due to the appreciation of the RMB against the US dollars.

The following table summarizes some of the major fluctuations in net sales for the period and the basis for the change from the prior period :-

Product description	Revenue impact	Quantity impact	Reasons
Processed Bamboo Shoots	-0.14 million (5%)	-0.2 million KG	Shortage of supply due to decrease in rainfall. Average selling price increased by 11%.
High PH Bamboo Shoots	-3.4 million (74%)	-1.3 million KG	Decrease in sales in the second quarter of 2014 due to change in product packing and in readily edible form to cater for change in consumer eating behavior.
Fresh Cucumbers	-1.9 million (100%)	-8.4 million KG	Decrease due to instable market demand.
Fresh Spring Bamboo Shoots	+1.6 million (32%)	+1.6 million KG	Shortage condition improved gradually in the second quarter of 2014. Average selling price increased by 18%.
French Horn Mushroom	+0.8 million (80%)	+0.8 million KG	Increased revenue driven by increase in volume. However, it was offset by average lower selling price by 8%.
Bamboo woods	-2.3 million (100%)	-0.9 million KG	No sales of bamboo woods during the second quarter of 2014 to preserve sufficient bamboo shoots in the future.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the three months ended June 30, 2014, our cost of sales were $14.0 million compared to $14.6 million for the same period of last year, a decrease of $0.6 million or approximately 4%. The comparable cost of sales, despite a 26% decrease in sales, was the result of an increase in production costs and direct labor. As a percentage of net sales, our cost of sales increased to approximately 87% for the three months ended June 30, 2014 from approximately 67% for the three months ended June 30, 2013.

Gross Profit and Gross Margin. Our gross profit is equal to our net sales less our cost of sales. Our gross profit was $2.0 million for the three months ended June 30, 2014 compared to $7.1 million for the same period of last year, a decrease of $5.1 million or approximately 72%. Gross profit as a percentage of net sales was approximately 13% and 33% for the three months ended June 30, 2014 and 2013, respectively. The decrease in gross profit margin was mainly due to the decrease in sales of High PH bamboo shoots (with skin) that commanded a high gross profit margin of approximately 60% to 70% previously. With the change in consumers’ preferences, additional operational procedures were required to further process the High PH bamboo shoots. This resulted in additional cost of sales and lower margins for those products. In addition, that fact that we did not sell any bamboo woods (which also command relatively higher gross profit margin) in the first half of 2014 was another contributing factor to the decrease in the overall gross profit and gross margin.

Selling and Administrative Expenses. Our selling and administrative expenses decreased by $0.8 million, or approximately 47%, to $0.9 million for the three months ended June 30, 2014 from $1.7 million for the three months ended June 30, 2013.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses decreased from $0.4 million for the three months ended June 30, 2013 to $0.3 million for the three months ended June 30, 2014. As a percentage of net sales, selling expenses for the three months ended June 30, 2014 were approximately 2% of net sales, comparable to 2% for the three months ended June 30, 2013.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange fluctuation, and depreciation of non-production facilities. Our administrative expenses decreased by $0.7 million, or approximately 54%, to $0.6 million for the three months ended June 30, 2014 from $1.3 million for the three months ended June 30, 2013. The decrease was mainly attributed to the decrease in insurance premium paid of approximately $0.3 million, and exchange losses of approximately $0.1 million as well as a reduction in share-based compensation of approximately $0.1 million. As a percentage of net sales, administrative expenses decreased to approximately 4% for the three months ended June 30, 2014 from 6% for the three months ended June 30, 2013.

Net Finance Costs. Our net finance costs increased to approximately $0.5 million for the three months ended June 30, 2014 from approximately $0.3 million for the three months ended June 30, 2013. This was mainly due to the increase in secured short-term borrowings to meet the increased working capital requirement demand. As a percentage of net sales, net finance costs increased to 3% for the three months ended June 30, 2014 from 1% for the three months ended June 30, 2013.

Income Taxes. We had income taxes of approximately $0.1 million for the three months ended June 30, 2014, compared to approximately $0.09 million for the three months ended June 30, 2013. Even though income was lower for the three months ended June 30, 2014, a greater portion of our income in the second quarter of 2013 was derived from the sale of fresh produce, which is exempt from income tax.

Net Income. Our net income attributable to Company’s common stockholders decreased by $4.5 million or approximately 88%, to $0.6 million for the three months ended June 30, 2014 from $5.1 million for the three months ended June 30, 2013. The main reasons for the decrease of our net income were due to change in our key components of our results of operations discussed above.

Six months Ended June 30, 2014 Compared to Six months Ended June 30, 2013

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the six months		For the six months
Item	ended		ended
	June 30, 2014		June 30, 2013
(Unaudited)	(As reported)		(As reported)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales
Net sales	$51,274	100%	$57,718	100%
Cost of sales	(39,341)	(77)%	(39,783)	(69)%
Gross profit	11,933	23%	17,935	31%
Selling and administrative expenses	(2,407)	(4)%	(3,207)	(6)%
Operating income	9,526	19%	14,728	25%
Government grant income	327	1%	103	0%
Other income - net	84	0%	41	0%
Net finance costs	(905)	(2)%	(835)	(1)%
Income before income taxes and noncontrolling interest	9,032	18%	14,037	24%
Income taxes	(314)	(1)%	(279)	0%
Net income before noncontrolling interest	8,718	17%	13,758	24%
Net loss attributable to noncontrolling interest	-	0%	22	0%
Net income attributable to Company’s common stockholders	8,718	17%	13,780	24%

The functional currency of the Company is RMB; however, our financial information is expressed in US Dollars. The results of operations reported in the table above is based on the exchange rate of RMB 6.1626 to $1.00 for the six months ended June 30, 2014 and the rate of RMB 6.2461 to $1.00 for the six months ended June 30, 2013.

Net Sales. Our net sales consist of revenue derived from the sales of our products, less discounts and returns. For the six months ended June 30, 2014, our net sales were $51.3 million compared to $57.7 million for the same period of last year, a decrease of $6.4 million or approximately 11%. The decrease was primarily due to decreased sales volume resulting from a reduction in our vegetable and fruit planting bases and the drought season that occurred in 2013. Of such decrease, approximately $14.5 million was attributable to decreased sales volume of our products, offset by approximately $6.6 million due to higher average selling prices of our products and increased by approximately $1.5 million was due to the appreciation of the RMB against the US dollars.

The following table summarizes some of the major fluctuations in net sales for the period and the basis for the change from the prior period:-

Product description	Revenue impact	Quantity impact	Reasons
Processed Bamboo Shoots	-1.9 million (20%)	-1.5 million KG	Shortage of supply due to decrease in rainfall in 2013. Average selling price increased by 13%.
High PH Bamboo Shoots	-1.9 million (41%)	-0.9 million KG	Decrease in sales in the first half of 2014 due to change in product packing and in readily edible form to cater for change in consumer eating behavior.
Fresh Cucumbers	-1.9 million (100%)	-8.4 million KG	Decrease due to instable market demand.
Fresh Winter Bamboo Shoots	+0.02 million (0.00%)	-3.3 million KG	Shortage of supply due to decrease in rainfall in 2013. Average selling price increased by 60%.
Fresh Spring Bamboo Shoots	+0.6 million (14%)	-3.0 million KG	Shortage of supply due to decrease in rainfall occurred in 2013. Average selling price increased by 16%.
French Horn Mushroom	+2.2 million (177%)	+1.9 million KG	Sales driven by increased in volume. Average selling price decreased by 4%.
Fresh Fungi	-1.2 million (20%)	-1.3 million KG	Average selling price decreased by 1%.
Bamboo Woods	-2.3 million (100%)	-0.9 million KG	No sales of bamboo woods during the first half of 2014 to preserve sufficient bamboo shoots in the future.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. For the six months ended June 30, 2014, our cost of sales were $39.3 million compared to $39.8 million for the same period of last year, a decrease of $0.5 million or approximately 1%. This comparable cost of sales, despite the 11% decrease in sales, was primarily due to an increase in the price of raw materials of approximately 15% to 25% over the periods. We also experienced an increase in direct costs of processed bamboo shoot products, including direct labor costs. As a percentage of net sales, our cost of sales increased to approximately 77% for the six months ended June 30, 2014 from approximately 69% for the six months ended June 30, 2013.

Gross Profit and Gross Margin. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit was $11.9 million for the six months ended June 30, 2014 compared to $17.9 million for the same period of last year, a decrease of $6.0 million or approximately 34%. Gross profit as a percentage of net sales was approximately 23% and 31% for the six months ended June 30, 2014 and 2013, respectively. The decrease in gross profit margin was mainly due to the decrease in sales of High PH bamboo shoots (with skin) that commanded a high gross profit margin of approximately 60% to 70% previously. With the change in consumers’ preferences, additional operational procedures were required to further process the High PH bamboo shoots. This resulted in additional cost of sales and lower margins for those products. In addition, the fact that we did not sell any bamboo woods (which also command relatively higher gross profit margin) in the first half of 2014 was another contributing factor to the decrease in the overall gross profit margin.

Selling and Administrative Expenses. Our selling and administrative expenses decreased by $0.8 million, or approximately 25%, to $2.4 million for the six months ended June 30, 2014 from $3.2 million for the six months ended June 30, 2013.

Our selling expenses include sales commissions, the cost of promotional materials, salaries and fringe benefits of sales personnel, transportation costs and other sales related costs. Our selling expenses decreased to $0.5 million for the six months ended June 30, 2014, from $0.8 million for the six months ended June 30, 2013.

This was primarily due to the decrease in the following items :-

i)	share-based compensation expense of $0.04 million,
ii)	transportation charges of $0.09 million,
iii)	selling and promotional expenses of $ 0.04 million
iv)	travelling and related expenses of $0.03 million

As a percentage of net sales, selling expenses for the six months ended June 30, 2014 were approximately 1% of net sales, comparable to 1% for the six months ended June 30, 2013.

Our administrative expenses primarily include the costs associated with staff and support personnel who manage our business activities, office expense, professional fees paid to third parties, foreign exchange fluctuation, and depreciation of non-production facilities. Our administrative expenses decreased by $0.5 million, or approximately 21%, to $1.9 million for the six months ended June 30, 2014 from $2.4 million for the six months ended June 30, 2013. The decrease was mainly attributed to the decrease in insurance premium paid of approximately $0.2 million and foreign exchange losses of approximately $0.3 million during the current period of 2014, compared to the same period 2013. As a percentage of net sales, administrative expenses remained at comparable level of 4% for both the six months ended June 30, 2014 and 2013.

Net Finance Costs. Our net finance costs increased to approximately $0.9 million for the six months ended June 30, 2014 from approximately $0.8 million for the six months ended June 30, 2013. The increase is mainly due to increase in bank borrowings to meet our increased working capital requirement. As a percentage of net sales, net finance costs was 2% and 1% for the six months ended June 30, 2014 and 2013 respectively.

Income Taxes. We had income taxes of approximately $0.3 million for the six months ended June 30, 2014, similar to approximately $0.3 million for the six months ended June 30, 2013 primarily because we had comparable taxable profits for the two periods, after application of the tax exemption on profits from sales of fresh produce.

Net Income. Our net income attributable to Company’s common stockholders decreased by $5.1 million or approximately 37%, to $8.7 million for the six months ended June 30, 2014 from $13.8 million for the six months ended June 30, 2013. The main reasons for the decrease of our net income were due to the changes in our other key components of our results of operations discussed above.

Liquidity and Capital Resources

The following table provides detailed information regarding key balance sheet items and other items affecting our liquidity for the financial statement periods presented in this report.

As of
	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Cash and cash equivalents	$0.8 million	$3.0 million
Trade receivables	55.4 million	50.3 million
Working capital	68.3 million	58.5 million
Days sales outstanding	190	143

The overall increase in working capital during the period ended June 30, 2014 resulted primarily from increases in trade receivables and inventories, with cash and cash equivalents declining by $2.2 million. Our trade receivables have been impacted, in part, by an increase in days sales outstanding. Our inventory levels were impacted by an increase in bamboo inventory as a result of the low harvest during the period and an accumulation of our fresh fruit and vegetable products which are typically sold in the third quarter. We expect to be able to convert these inventories into trade receivables and ultimately cash and cash equivalents over the next few quarters in order to improve our liquidity.

Our days sales outstanding increased to 190 days as of June 30, 2014 from 143 days as of December 31, 2013. This was mainly due to the tightening of monetary policy by the Chinese Government that indirectly resulted in the demand for longer credit terms to settle the outstanding debts from 120 days to 180 days. Approximately 29% of our trade receivables were within 90 days and 55% of our trade receivables were within 91 to 180 days as of June 30, 2014.

Given our standard credit terms of 120 days as of June 30, 2014, we have taken relevant measures such as rebate to encourage prompt settlement. As of August 2014, we have collected approximately 40% of our total outstanding trade receivables that were due since December 2013. More stringent credit control measure will be implemented in the third quarter of 2014 to improve and strengthen our overall financial position. However, continued tightening of monetary policy may cause additional delays in payment from our customers. If that persists, we may be required to increase borrowings, or restrict the credit terms that we extend customers, in order to manage our cash position. Any restriction in credit terms to our customers could adversely impact our net sales.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six months Ended
	June 30,
	(Unaudited)
	2014	2013

Net cash used in operating activities	$(5,510)	$(6,349)
Net cash used in investing activities	(58)	(2,455)
Net cash provided by financing activities	3,392	5,091
Effect of exchange rate on cash and cash equivalents	(23)	160
Cash and cash equivalents at the beginning of the period	3,000	9,756
Cash and cash equivalents at the end of the period	801	6,203

Cash Flows from Operating Activities.

Net cash used in operating activities was $5.5 million for the six months ended June 30, 2014, compared to net cash used in operating activities of $6.3 million for the six months ended June 30, 2013. The decrease in cash from operations was primarily attributable to a decrease in net income generated during the period, an increase in trade receivables and inventories, which was partly offset by decrease in other receivables, prepayments and deposits and increase in trade payables.

Cash Flows from Investing Activities.

Net cash used in investing activities for the six months ended June 30, 2014 was $0.06 million compared to $2.5 million for the six months ended June 30, 2013. The overall decrease in cash used in investment was primarily related to decreased deposits for acquisition of property, plant and equipment and there was no refund of deposits for acquisition of land use rights during the period. We did not acquire any new land use rights during the six months ended June 30, 2014.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2014 compared to $5.1 million provided by financing activities for the six months ended June 30, 2013. Net cash provided by financing activities for the six months ended June 30, 2014 was primarily attributable to borrowings under bank credit facilities.

Contractual Obligations and Commitments

Our short term borrowings consist of secured bank loans under a number of credit facilities with commercial banks in China. The weighted-average interest rate on short-term borrowings as of June 30, 2014 and December 31, 2013, were 7.94% and 6.47% respectively. The details of our banking facilities as of June 30, 2014 were as follows: -

		Amount
Facilities granted	Granted	utilized	Unused

Secured bank loans	$24,193,000	$24,163,750	$29,250

For additional details, please refer to Note 16 to our condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 on page 16.

Our operating leases relate to payments for land use rights for our facilities, planting bases and bamboo forests. Our rights to our corporate facilities extend until 2053 to 2055. The rights to our planting basis range from 7 to 30 years and the rights to our bamboo forests generally range from 20 to 37 years. As of June 30, 2014 the future minimum lease payments under non-cancelable operating leases were as follows:

Within 1 year	$3,700,119
In the second year	3,666,867
In the third year	3,648,721
In the fourth year	3,641,950
In the fifth year	3,641,950
Thereafter	43,917,954

$62,217,561

For additional details, please refer to Note 19 to our condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 on page 18.

Contingent Liabilities

In accordance with PRC labor laws and regulations, we are required to contribute the social insurance for our staff. Before December 31, 2010, we made a provision of approximately $579,000 to cover potential liability with respect to certain unpaid social insurances for staff. On February 29, 2012, we obtained written confirmation from the local authority that, because we primarily employ migrant workers from rural areas and temporary workers, which normally have high mobility and with different levels of implementation of the social insurance systems by the local authority, we are allowed to contribute the social insurance in amounts accepted by the local authority which are generally lower than the requirements under PRC labor laws and regulations. Since January 1, 2011, we have been making payments for the social insurance based on the instructions by local authority. If we were required to fully contribute the social insurance for our staff under the PRC labor laws and regulations, the total cost may be as much as $4,821,000. However, we have not been involved in any investigation or administrative penalty by the local authority in connection with our social insurance payments. Based on our past experience and the written confirmation from the local authority, we believe the likelihood that we will have to pay any additional amount is remote. See “Risk Factors-We may face claims or administrative penalties for non-execution of labor contracts or non-payment and/or underpayment of the social insurance and housing fund obligations in respect of our temporary workers and full-time employees.” The provision reflects our good faith estimate of the costs of rectifying our non-compliance with these obligations; actual costs could be lower or higher. If we are required to rectify our non-compliance and the costs of doing so approach or exceed our good faith estimate, it would have a material adverse effect on our liquidity and capital resources.

Capital Expenditures

Our capital expenditures were approximately $0.06 million for the six months ended June 30, 2014. Our capital expenditures were used to acquire property, plant and equipment. We currently estimate that our capital expenditures in fiscal year 2014 will be approximately $2.5 million, which we intend to use primarily for the completion of our acquisition of land use right in respect of bamboo forest that we have paid deposits for and the construction of our new logistic, trading and testing center and staff quarters.

Capital Resources

As of June 30, 2014, we had only a minimal amount of unused credit facility that was available to us. We believe that our cash on hand and cash flow from operations will meet our expected capital expenditures and working capital requirements for at least the next 12 months. Our cash and cash equivalents decreased by $2.2 million during the six months ended June 30, 2014. Our overall working capital position increased by $9.8 million for the six months ended June 30, 2014, primarily as a result of increases in trade receivables and inventories. We will need to convert more of our trade receivables and inventories into cash to improve our liquidity and capital resources. Based on our recent operating experience, we anticipate that cash generated from operations together with commercial borrowings will be sufficient to fund our operations over the next 12 months.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2014, our disclosure controls were effective at that “reasonable assurance” level.

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

ASIA GREEN AGRICULTURE CORPORATION

Date: August 22, 2014	/s/ CHIN HON SIANG ALEX
Chin Hon Siang Alex, Chief Financial Officer
(Principal Accounting Officer)

Exhibit
No.	Document Description	Incorporation by
Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.